Form 10-Q
period 1995-03-31
EXOLON ESK CO
filed 1995-05-11
CIK 34046

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q


(Mark
One)
[X]
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended
March 31,  1995



OR



[ ]
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934



Commission file number
1-7276



EXOLON-ESK COMPANY


(Exact name of registrant as specified in its charter)



Delaware


16-0427000


(State or other
jurisdiction of
incorporation or
organization)

(I.R.S. Employer Identification
No.)




1000 East Niagara Street, Tonawanda, New York
14150




(Address of Principal Executive Offices)
(Zip Code)





(716) 693-4550




(Registrant's telephone number, including area code)









(Former name, former address and former fiscal year, if changed since last report)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES..X..   NO.....

As of May 12, 1995, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.




PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements
Exolon-ESK Company
Condensed Consolidated Balance Sheet
(in thousands except share amounts)













(Unaudited)



ASSETS

March 31, 1995
December 31,
1994


Current assets:






     Cash
$4
$467


     Accounts receivable (less allowance for
     doubtful accounts of $327 in 1995 and
     $307 in 1994)
8768
6936


     Inventories
16,912
17,104


     Prepaid expenses
405
399


     Deferred income taxes
535
- ---------
535
- --------


Total Current Assets
26,624
25,441







Investment in Norwegian joint venture
4,403
4,173


Property, plant and equipment, at cost
54,114
53,438


Accumulated depreciation
(38,805)
- ---------
(38,043)
- ---------


     Net property, plant and equipment
15,309
15,395


Other assets
343
- ---------
300
- ---------


Total Assets
$46,679
=========
$45,309
=========







LIABILITIES AND STOCKHOLDERS' EQUITY




Current liabilities:




     Notes payable
$195
$2,000


     Current maturities of long-term debt
800
800


     Current maturities of capital lease
obligations
25
25


     Accounts payable
2,327
2,805


     Accrued expenses
1,760
1,622


     Income taxes payable
714
- ---------
135
- ---------


          Total Current Liabilities
5,821
- ---------
7,387
- ---------


Deferred income taxes
1,135
1,548


Long-term debt excluding current installments
17,000
14,900


Other long-term liabilities
3,941
2,846







Stockholder' equity:




     Preferred stock




          Series A - 19,364 shares issued
276
276


          Series B - 19,364 shares issued
166
166


     Common stock of $1 par value Authorized


          600,000 shares, 512,897 issued
513
513


     Class A common stock of $1 par value -


          Authorized 600,000 shares, 512,897
         issued
513
513


     Additional paid-in capital
4,345
4,345


     Retained earnings
13,699
13,545


     Cumulative translation adjustment
(362)
(362)


     Treasury stock, at cost
(368)
- ---------
(368)
- ---------


          Total Stockholders' Equity
18,782
- ---------
18,628
- ---------


Total Liabilities and Stockholders' Equity
$46,679
=========
$45,309
=========







The accompanying notes are an integral part of these statements.



Exolon-ESK Company
Condensed Statements of Consolidated Income
Unaudited
(in thousands except per share amounts)












Three Months Ended March 31,



1995
1994




Net Sales
$17,177
$14,155


Cost of Goods Sold
13,399
- ---------
11,511
- ---------


     Gross Profit Before Depreciation
3,778
- ---------
2,644
- ---------


Depreciation
762
781


Selling, general & administrative expenses
1,234
1,211


Research and development
18
- ---------
12
- ---------



2,014
- ---------
2,004
- ---------


     Operating Income
1,764
640


Other Expenses:




     Equity in (Earnings) before income



       taxes of Norwegian Jt. Venture
(230)
(45)


     Interest expense
330
348


     Miscellaneous expense
144
- ---------
138
- ---------



244
- ---------
441
- ---------


     Earnings Before Income Taxes and




       Cumulative Effect of Accounting
Change
1,520
199


Income tax expense
582
- ---------
78
- --------


     Earnings Before Cumulative Effect of



      Accounting Change
938
121


Cumulative Effect of Accounting Change



  (net of income tax benefit)
762
- ---------
- -
- ---------


      Net Earnings
$176
=========
$121
=========


PER COMMON SHARE:




      Earnings before cumulative effect of



        accounting change
$0.96
$0.11


      Cumulative effect of accounting
change
$0.79
- ---------
- -
- ---------


      Net Earnings
$0.17
=========
$0.11
========


PER CLASS A COMMON SHARE:




      Earnings before cumulative effect



        of accounting change
$0.90
$0.11


      Cumulative effect of accounting
change
$0.74
- ---------
- -
- ---------


      Net Earnings
$0.16
=========
$0.11
=========







The accompanying notes are an integral part of these statements.


Exolon-ESK Company
Condensed Statements of Consolidated Cash Flows
Unaudited
(in thousands)






Three Months ended
March 31,



   1995
1994




Cash Flow from Operating Activities:




  Net earnings
$176
$121


    Adjustments to reconcile net income to net



    cash provided by operating activities:




      Depreciation
762
781


      Cumulative effect of change in accounting


       for post- retirement benefits
762
- -


      Equity in (earnings) of Norwegian joint
venture
(230)
(32)


      Change in Assets and Liabilities:



      (Increase) decrease in:




          Accounts receivable
(1,832)
207


          Inventories
192
1,209


          Prepaid expenses
(6)
(107)


          Deferred income taxes
- -
(1)


          Other assets
(43)
(27)


       (Decrease) Increase in:




          Accounts payable
(478)
14


          Accrued expenses
138
(115)


          Income taxes payable
579
(206)


          Deferred income taxes
(413)
(4)


          Other long-term liabilities
333
- ---------
(28)
- ---------


Net Cash Provided (Used) by Operating
Activities
(60)
1,812







Cash Flow from Investing Activities:




    Additions to property, plant and
    equipment
(676)
- ---------
(333)
- ---------


Net Cash (Used) for Investing Activities
(676)
(333)







Cash Flow from Financing Activities:




    Repayments on short-term line of credit
(1,805)
(1,874)


    Borrowings on long-term construction finan-



    cing loans and revolving credit agreement
2,100
300


    Principal (repayments) on capital lease
    obligations
- -
(3)


    Dividends paid
(22)
- ---------
(11)
- ---------


Net Cash Provided (Used) by Financing
Activities
273
(1,588)







Net (decrease) in cash
(463)
(109)


Cash at beginning of period
467
- ---------
113
- ---------


Cash at end of period
$4
=========
$4
========







The accompanying notes are an integral part of these statements.


                        EXOLON-ESK COMPANY
       NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                           (Unaudited)


NOTE 1 The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period ended March 31, 1995.

NOTE 2 Through a wholly-owned non-operating subsidiary, the Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:



Three Months Ended
March 31






Joint Venture:
1995
1994





     Net Sales

$1,848

$1,417


     Income before income
     taxes
230
45


     Net Income
166
32



NOTE 3 The following are the major classes of inventories (in thousands) as of March 31, 1995 and December 31, 1994 :



March 31,
1995
(Unaudited)
December 31,
1994




Raw Materials
$2,041
$3,051


Semi-Finished and Finished
Goods
15,764
15,085


Supplies and Other
1,190
- ---------
1,051
- ---------



18,995
19,187


Less:  LIFO Reserve
(2,083)
- ---------
(2,083)
- ---------



$16,912
=========
$17,104
=========


NOTE 4 The Company entered into a Credit Agreement on December 22, 1992 with a U.S. bank, providing for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000, 5 year term loan and for borrowing up to $2,000,000 under a demand line of credit.

          At March 31, 1995 borrowings of $7,400,000 were outstanding under the revolving portion, borrowings of $2,400,000 were outstanding under the term loan portion and zero borrowings outstanding under the demand line of credit portion of the U.S. Credit Agreement.

          The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. Borrowings outstanding at March 31, 1995 were $125,000 (Canadian funds).

          The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company upon refinancing of the bonds on January 22, 1993. The bonds mature on January 1, 2018.

Long Term Debt (in thousands)
Consists of:
March 31,
1995
(Unaudited)
December
31, 1994




Revolving Credit Agreement with a
U.S. bank.  Interest at prime rate
plus 1/4% or LIBOR plus 2 1/2%
(9.25% at March 31, 1995).


$ 7,400


$ 5,100


Term Loan Agreement with a U.S.
Bank.  Interest at prime rate plus
1/2% or LIBOR plus 2 3/4%  (9.5% at
March 31, 1995)



2,400



2,600


Industrial Revenue Bond held by an
insurance company.  Interest at a
fixed rate of 8 7/8%.  Bond
maturity is January 15, 2018.



  8,000
- ---------



  8,000
- ---------



$ 17,800
$ 15,700


Less Current maturities
800
- ---------
800
- ---------



$ 17,000
$14,900


NOTE 5 The Company provides certain healthcare and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically.

          Effective January 1, 1993, the Company adopted for its U.S. operations only, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," which requires that the estimated cost of postretirement benefits be accrued over the period earned. Prior to 1993, the Company recognized the costs of these benefits on the pay-as-you-go basis. The Company's current policy is to fund these benefits on a pay-as-you-go basis.


          The Company's Canadian subsidiary also provides certain healthcare and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. The Company adopted SFAS No. 106 effective January 1, 1995 for its Canadian subsidiary and recognized the initial obligation as a one-time, after-tax charge to earnings of $762,000 in the period ended March 31, 1995.

          The accumulated post-retirement benefits obligation at January 1, 1995 for the Canadian subsidiary includes the following (in thousands):


Retirees and beneficiaries
$894


Fully eligible active participants
274
- -------


Total accumulated post-retirement benefits
obligation
$1,168
=======


          The periodic post-retirement benefits cost for 1995 will approximate $152,000 (Canadian) compared to $75,000 (Canadian) on the pay-as-you-go basis.

          For measuring the post-retirement benefits obligation as of January 1, 1995, an 8% annual rate of increase in the health care rates was assumed for the next 6 years and 6% per year thereafter. Increasing the annual rate of increase in the health care rates by one percentage point in each year would increase the accumulated post-retirement benefits obligation by $107,000 and would increase the periodic post-retirement benefits cost by $17,000 (Canadian). The group life insurance premiums are not assumed to be subject to increase. An assumed discount rate of 8% was used.

          The Company's current policy is to fund these benefits on a pay-as-you-go basis.

NOTE 6    Commitments

     (a)  Lease Agreements

          The Company leases certain machinery and equipment under capital and operating leases. Total minimum lease payments due through 1998 are approximately $1,126,000 at March 31, 1995.

     (b)  Royalty Agreements

          The Company has a royalty agreement covering production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a furnace plant. A separate royalty agreement covers the production of certain specialty products for the refractory markets. The agreements are for a period of 10 years each and expire July 31, 1996 and April 30, 2001 respectively. The royalty expense in U.S. dollars amounted to $180,000 and $95,000 in the three months ended March 31, 1995 and 1994, respectively.

NOTE 7    Contingencies


     a.   Environmental Issues

          Hennepin, Illinois Plant

          By letter dated September 28, 1992 the Illinois Environmental Protection Agency ("IEPA") informed the Company that certain alleged non-compliance with the Illinois Environmental Protection Act ("Act") had been referred to the Office of the Illinois Attorney General ("IAG") for the preparation of a formal enforcement complaint. On June 25, 1993, the Company received a Notice of Violation letter from the United States Environmental Protection Agency ("EPA") with regard to alleged violations of Federal air quality regulations at the plant. Both of these letters allege that the Company, has violated and continues to violate certain conditions of the plant's air operating permit and related statutory and regulatory requirements.

          On April 25, 1994, a Civil Complaint (the "Complaint") was brought by the State of Illinois in the Tenth Judicial Circuit Court for Putnam County, Illinois (No. 94-CH-3), against the Company under the title People of the State of Illinois ex. rel. Roland W. Burris v. Exolon-ESK Company relating to alleged violations under the Act.

          On June 27, 1994, the Company received a Notice of Violation letter from the EPA with regard to alleged violations of special conditions #6(a) and #6(c)(iv) of its Operating Permit relating to the removal of particulates from the Hennepin plant off-gas. In addition, the EPA also alleged violation of the Clean Air Act in that the Company has not obtained an appropriate permit for the Hennepin plant.

          On October 6, 1994, the Company entered into a Consent Order (the "Consent Order") with the IAG and the IEPA in complete settlement of the violations alleged in the Complaint. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System ("CEMS") and to implement the required Best Available Control Technology (BACT) for air emissions, pursuant to an IEPA approved construction and operating permit. The Company is applying for a construction permit to implement the BACT.

          Under the terms of the Consent Order the Company has also agreed to pay a civil penalty of $1,300,000, payable in installments of $260,000 each on November 1, 1994, April 1, 1995, February 1, 1996, January 1, 1997 and November 1, 1997. The Company recorded an expense of $1,300,000 in the year ended December 31, 1994, which represents the civil penalty.

          In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $11,000,000 to $15,000,000 over the next two years. The Company expects to finance the costs of the required capital improvements through an underwritten credit enhanced bond offering possibly on a tax-exempt basis. The Company will seek to obtain a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order.

          Pursuant to its statutory authority, the EPA could pursue a number of enforcement options against the Company including issuance of an administrative order asserting penalties or commencement of a civil action seeking injunctive relief and non-compliance penalties. However, because the IEPA Consent Order provides for a systematic approach to control of the emissions that would be the subject of an EPA order, and because the amount of the civil penalties payable by the Company under the Consent Order was determined using the same models that would be used to determine the amount of any penalty that the EPA might seek, the Company expects that the EPA may determine that the Consent Order constitutes an acceptable resolution of the problem and exercise its discretion not to take enforcement action against the Company. If the EPA were to take an enforcement action, the Company believes it has meritorious defenses.

          Norwegian Joint Venture

          The Government of Norway has held discussions with certain Norwegian industries including the abrasive industry concerning the implementation of reduced gaseous emission standards. The Company's joint venture is participating in these discussions to help achieve the Norwegian Government's objectives as well as assuring long term economic viability for the joint venture.

          The Company's joint venture has appointed a project group to complete a study and define a project to minimize sulfur and dust emissions, which was presented to the Norwegian State Pollution Control Authority on March 1, 1995. The authority will need one year for the internal study of the report and a decision on the method for environmental compliance should be implemented by March 1996. The corrective actions proposed by the joint venture included capital investments costing approximately 4.5 million krone (approximately $730,000 at the March 31, 1995 exchange rate). The full costs associated with the implementation of these corrective actions are, as yet, not known as a result of various alternatives presently being considered by the Norwegian joint venture.

     b.   Legal Matters

          The Company is currently involved in certain legal matters as described in (a) above, and as further described below including certain employment and environmental matters. The Company is unable to determine at this time if it will be subject to civil or criminal penalties and if received, the potential amount of such penalties. In addition to the potential liabilities that the Company may experience in the legal proceedings brought by the Department of Justice, third parties or any that may be initiated by the EPA, the Company may incur material expenses in defending against the actions, and it may incur such expenses even if it is found to have no liability for any of the charges asserted against it.

          In June 1993, the Company commenced a legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-Canada on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years. The Company is seeking $2,000,000 in damages together with such other damages that may be determined. A reasonable estimation of the Company's potential recovery, if any, cannot be made at this time.

          In February 1994, the Company, its President, its former Executive Vice President and certain other parties were the subject of an indictment under federal antitrust laws (the "Antitrust Proceedings") which alleged, among other things, that: sometime prior to the mid-1980's and continuing into 1992, the defendants and unnamed co-conspirators entered into and engaged in a combination and conspiracy to fix the prices of artificial abrasive grain in restraint of interstate trade; during the same period, the Company and its President willfully violated the terms of a permanent injunction dated November 16, 1948 on the Company and its officers against entering into conspiracies or combinations to fix prices of artificial abrasive grain; and that the Company's former Executive Vice President destroyed documents and made false declarations in response to a grand jury subpoena issued in an investigation of price fixing for artificial abrasive grain.

          On December 8, 1994, in an ex parte proceeding the U.S. Defense Logistics Agency (the "DLA") issued a Memorandum of Decision that temporarily suspended the defendants in the Antitrust Proceedings from contracting with the U.S. Government under procurement or non-procurement programs pending the completion of the Antitrust Proceedings. On January 31, 1995, the DLA amended the Memorandum of Decision (as amended, the "DLA Suspension") to include under the DLA Suspension sixteen alleged affiliates of the defendants including the Company's subsidiary, Exolon-ESK Company of Canada Ltd., and Orkla-Exolon A/S K/S, the Norwegian partnership in which the Company's subsidiary, Norsk Exolon A/S, has a 50% partnership interest. The DLA Suspension alleges as causes for the suspension
          (i) the indictments of the parties in the Antitrust Proceedings, and (ii) on separate occasions in October and November of 1994 the Company's President (who has been indefinitely suspended pending the outcome of the Antitrust Proceedings) and former Executive Vice President individually made alleged false certifications in DLA sales contracts denying the existence within the past three years of any indictments of the kind involved in the pending Antitrust Proceedings.

          In general, the DLA Suspension provides, during the term of the suspension, that the suspended parties will be prohibited from entering into new contracts, or renewing or extending old contracts with the U.S. government or its agencies, unless the head of the contracting agency states in writing that there is a compelling reason to do so; that the suspended parties may not conduct business with the U.S. Government as an agent or representative of other contractors; that no U.S. Government contractor may award a suspended party a subcontract in excess of $25,000 unless there is compelling reason to do so and the contracting party complies with certain notification provisions; and, that each suspended party's relationship to any organization doing business with the government will be examined to determine the impact of those ties on the responsibility of the other organization to be a government contractor or subcontractor.

          On May 4, 1995, the Company received notice that it is a target of a grand jury investigation in the Eastern District of Virginia, which is investigating violations of 18 U.S.C. Section 1001 based on allegedly fraudulent certifications made in DLA sales contracts in October and November of 1994 that denied the existence within the past three years of indictments of the kind involved in the pending Antitrust Proceedings. The Company has cooperated and intends to continue to cooperate fully in this investigation, and it is conducting its own investigation into the basis for these allegations.

          At this time, the Company is not able to predict the amount and nature of criminal penalties or fines that might be imposed against the Company or its President or former Executive Vice President, if any of them were convicted of any of the charges alleged in the Antitrust Proceedings, but if the Antitrust Proceedings were resolved in a manner adverse to the Company, such penalties or fines could be substantial and could materially adversely affect the Company. The Company believes there are meritorious defenses to the alleged violations and, accordingly, the Company believes that the DLA Suspension against it will be lifted at the conclusion of the Antitrust Proceedings. The Company intends to vigorously defend against the Antitrust Proceedings and to seek to have the DLA Suspension against it lifted as soon as possible.

          The DLA Suspension, for so long as it remains in force, will prevent the Company from purchasing crude abrasive grains from U.S. Government stockpiles, but is not otherwise expected to impact the Company's operations as the Company does not otherwise deal with the U.S. Government as a contractor or subcontractor.
          As long as there is an adequate supply of crude abrasive grains and the U.S. Government does not sell from its stockpiles of such grains at below market prices, the DLA Suspension is not expected to have a material adverse effect on the Company's operations. Presently, and for at least the next one year period, the Company expects crude abrasive grains to be in adequate supply. However, the Company is unable to predict under what circumstances the U.S. Government might choose to sell from its stockpiles, and if it were to undertake an aggressive program of selling abrasive grains at below market prices the Company could be placed at a disadvantage in relation to its competitors.

          On October 18, 1994, a law suit was commenced in the U.S. District court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains, in violation of Section 1 of the Sherman Act, 15 U.S.C. Section 1. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Comparison of the Quarter Ended March 31, 1995 with the Quarter Ended March 31, 1994

     Net Sales. Total net sales increased by 21% to $17,177,000 during the quarter ended March 31, 1995 from $14,155,000 in the quarter ended March 31, 1994. The $3,022,000 increase is primarily a result of a 22% increase in shipment volume of the Company's primary manufactured and purchased products in the 1995 first quarter when compared to the same period of 1994 as a result of a strong steel and automotive market within the U.S. Average selling prices for the Company's primary products declined by approximately 1%, principally a result of a less favorable product mix during the first three months of 1995 compared to the first three months of 1994.

     Gross Profit. Gross profit prior to depreciation expense was $3,778,000 in the first quarter of 1995 when compared to $2,644,000 in the first quarter of 1994. As a percent of net sales, gross margins were 22% in the first three months of 1995 compared to 19% in the same period of 1994. The 1995 increase is essentially a result of the increase of net sales and the economies of scale available at higher sales levels experienced by the Company during the first quarter of 1995.

     Operating Expenses. Total operating expenses increased to $2,014,000 in the quarter ended March 31, 1995 from $2,004,000 in the same period of 1994. Operating expenses as a percent of sales declined to 12% in the first quarter of 1995 compared to 14% in the first quarter of 1994. The Company's largest portion of operating expense, selling, general and administrative expense, increased marginally to $1,234,000 in the first quarter of 1995 when compared to $1,211,000 during the first three months of 1994. As a percent of net sales, selling and general and administrative expense decreased to 7% in the 1995 first quarter from 9% in the same period during 1994.

     Operating Income. Operating income increased by 176% to $1,764,000 in the quarter ended March 31, 1995 from $640,000 in the quarter ended March 31, 1994 principally a result of the 1995 increase in net sales and improved margins as discussed above.

     Norwegian Joint Venture. The Company's Norwegian joint venture, Orkla Exolon A/S, reported the Company's 50% share in the pre-tax earnings of the venture was $230,000 for the quarter ended March 31, 1995 versus $45,000 in the quarter ended March 31, 1994. The Company's share in the venture's net sales was $1,848,000 in the three months ended when compared to $1,417,000 in the three months ended March 31, 1994. The 30% increase in net sales resulted primarily from an increase in shipment volume, an improved product mix and increases in selling prices. The joint venture's gross margins, prior to depreciation, increased to 27% for the three months ended March 31, 1995 versus 18% for the three months ended March 31, 1994 principally due to increased operating efficiency resulting from increased sales, better pricing, an improved product mix and overhead cost reductions. Additionally, the joint venture's sales have been favorably affected by competitor shutdowns of production in Europe and stricter regulations on imports of abrasive grains from Eastern European countries into the European markets the joint venture serves.

     Interest and Miscellaneous Expense. Interest expense decreased by 5% to $330,000 in the first three months of 1995 from $348,000 during the first three months of 1994. The 1995 reduction resulted from lower average borrowing levels on the Company's term loan, revolver and operating lines of credit during the first three months of 1995 when compared to the first three months of 1994. Miscellaneous expense increased by $6,000 in the three months ended March 31, 1995 compared to the first three months of 1994.

     Income Tax. The Company's effective tax rate was 38% for the three months ended March 31, 1995 when compared to 39% for the three months ended March 31, 1994.

     Net Earnings Before Cumulative Effect of Accounting Change.
Consolidated net earnings in the first three months of 1995 were $938,000 prior to the cumulative effect of an accounting change, when compared to $121,000 during the period ended March 31, 1994.

     Cumulative Effect of Accounting Change. The Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions", for its Canadian operations, effective January 1, 1995. The Standard requires that the estimated cost of postretirement benefits be accrued over the period earned. Prior to 1995, the Company's Canadian subsidiary recognized the costs of these benefits on the pay-as-you-go basis. The Company's current policy is to fund these benefits on a pay-as-you-go basis. The Company recognized the obligation due to this adoption as a one-time, after tax charge to earnings of $762,000 in the first three months of 1995. Periodic post retirement benefit costs for 1995 will approximate $152,000 (Canadian) compared to $75,000 (Canadian) on a pay-as-you-go basis.

     Net Earnings. Consolidated net earnings, after the cumulative effect of an accounting change were $176,000 in the period ended March 31, 1995 versus $121,000 in the same period of 1994.

Liquidity and Capital Resources

     As of March 31, 1995, working capital (current assets less current liabilities) has increased to $20,803,000, when compared to $18,054,000 as of December 31, 1994. Accounts receivable increased by $1,832,000 as of March 31, 1995 versus 1994 year end. Notes payable and accounts payable decreased by $1,805,000 and $478,000, respectively as of March 31, 1995 versus December 31, 1994.

     For the three months ended March 31, 1995, net cash used by operating activities was $60,000. Outstanding bank indebtedness increased by $273,000, and cash reserves decreased by $463,000, which provided the funding for 676,000 of capital expenditures during the 1995 first quarter.

     The Company's current ratio increased to 4.6 to 1.0 at March 31, 1995 from 3.5 to 1.0 as of December 31, 1994. The ratio of total liabilities to shareholder's equity was 1.5 to 1.0 as of March 31, 1995 and 1.4 to 1.0 as of December 31, 1994.

     The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its Hennepin, Illinois
silicon carbide furnace plant.   For further information see Note 7(a) to the
Notes to Consolidated Financial Statements beginning on page 7, which is incorporated herein by reference.

     In June 1993, the Company commenced a legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-Canada on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years. The Company is seeking $2,000,000 in damages together with such other damages that may be determined. A reasonable estimation of the Company's potential recovery, if any, cannot be made at this time.

     In February 1994 the U.S. Department of Justice brought an indictment under federal antitrust laws against the Company, Washington Mills Electro Minerals Corporation and certain officers of the Company (the "Antitrust Proceedings"), which alleged that from sometime prior to the mid-1980's and continuing into 1992 the defendants engaged in a conspiracy to fix the prices of artificial abrasive grain in violation of the Sherman Act and that these activities constituted a willful violation of a 1948 injunction against a predecessor of the Company. The Company is not able to predict the amount and nature of any criminal penalties or fines, which could be significant, that might be imposed on it or its former officers if convicted under these charges. However, the Company believes there are meritorious defenses to the alleged violations, and it intends to vigorously defend against the charges.

     On December 8, 1994, in an ex parte proceedings the U.S. Defense Logistics Agency (the "DLA") issued a Memorandum of Decision that temporarily suspended the defendants in the Antitrust Proceedings from contracting with the U.S. Government under procurement or non-procurement programs pending the completion of the Antitrust Proceedings. On January 31, 1995, the DLA amended the Memorandum of Decision (as amended, the "DLA Suspension") to include under the DLA Suspension sixteen alleged affiliates of the defendants including the Company's subsidiary, Exolon-ESK Company of Canada, Ltd., and Orkla-Exolon A/S K/S, the Norwegian partnership in which the Company's subsidiary, Norsk Exolon A/S, has a 50% interest. The DLA Suspension alleges as causes for the suspension (i) the indictments of the parties in the Antitrust Proceedings, and (ii) on separate occasions in October and November of 1994 the Company's President (who has been indefinitely suspended pending the outcome of the Antitrust Proceedings) and former Executive Vice President individually made alleged false certifications in DLA sales contracts denying the existence within the past three years of any indictments of the kind involved in the pending Antitrust Proceedings. On May 4, 1995, the Company received notice that it is a target of a grand jury investigation in the Eastern District of Virginia, which is investigating violations of 18 U.S.C. Section 1001 based on allegedly fraudulent certifications made in DLA sales contract in October and November of 1994 that denied the existence within the past three years of indictments of the kind involved in the pending Antitrust Proceedings. For a more complete discussion of the Antitrust Proceedings and the DLA Suspension, reference is made to Note 7(b). to the Notes to Consolidated Condensed Financial Statements beginning on page 9, which is hereby incorporated herein by reference.

     The DLA Suspension, for so long as it remains in force, will prevent the Company from purchasing crude abrasive grains from U.S. Government Stockpiles, but is not otherwise expected to impact the Company's operations as the Company does not otherwise deal with the U.S. Government as a contractor or subcontractor. As long as there is an adequate supply of crude abrasive grains and the U.S. Government does not sell from its stockpiles of such grains at below market prices, the DLA Suspension is not expected to have a material adverse effect on the Company's operations. Presently, and for at least the next one year period, the Company expects crude abrasive grains to be in adequate supply. However, the Company is unable to predict under what circumstances the U.S. Government might choose to sell from it stockpiles, and if it were to undertake an aggressive program of selling abrasive grains at below market prices the Company could be placed at a disadvantage in relation to its competitors.

     In October 1994, a law suit purporting to be a class action was brought by General Refractories Company against Washington Mills Electro Minerals Corporation, the Company and unknown co-conspirators for alleged price fixing in the artificial abrasive grains market in violation of the U.S. anti-trust laws during the period from January 31, 1985 through the date of the complaint. The complaint seeks recovery of treble damages but alleges that the amount of damages are undetermined. The Company believes that it has meritorious defenses to the complaint, and it intends to vigorously defend against the action.

     In addition to the potential liabilities that the Company may experience in the legal proceedings brought against it, the Company may incur material expenses in defending against the actions, and it may incur such expenses even if it is found to have no liability for any of the claims or charges asserted against it.

     It is anticipated that the financing required for capital expenditures including capital expenditures for environmental matters would be made available from operations and the Company's lending sources.

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

     a.   Environmental Proceedings - Hennepin, Illinois plant

          Reference is made to the information presented under the heading "Environmental Issues - Hennepin, Illinois Plant" appearing under
          Note 7(a) to the Notes to Consolidated Financial Statements beginning on page 7 of this Form 10-Q Report, which is hereby incorporated herein by reference.

     b. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. v. Michael Perrotto, et al.

          Reference is made to the information contained in "PART II, Item
          1. Legal Proceedings, under the heading "Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. v. Michael Perrotto, et al." in the Company's Form 10-Q Report for the period ended September 30, 1993, which is hereby incorporated herein by reference.

     c.   Federal Indictments

          Reference is made to the information contained in Part I, Item 3. Legal Proceedings under the heading "Federal Indictments" contained in the Company's 1993 Form 10-K Report, which is hereby incorporated herein by reference. The proceedings described thereunder are hereinafter referred to as the "Antitrust Proceedings".

          Reference is made to this information contained in Note 7(b) "Legal Matters" of the Notes to Consolidated Financial Statements beginning on page 9, which is hereby incorporated herein by reference.

     d. General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company.

          Reference is made to the information presented under the heading "Legal Matters" appearing under Note 7(b) to the Notes to Consolidated Financial Statements beginning on page 9 of this Form 10-Q Report, which is hereby incorporated herein by reference.

Item 2.  Change in Securities

     None

Item 3.  Defaults Upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  An annual meeting of shareholders was held on April 26, 1995

     (b) The matters voted upon and the results of the voting were as follows:

          (1) The shareholders of the outstanding shares of the Company's Common Stock and its Series A Convertible Preferred Stock elected four persons to the Company's Board of Directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified. The results were as follows:



Shares Voted
For
Shares
Withheld




Theodore E. Dann,
Jr.
320,660
1,169


Brent D. Baird
320,660
1,169


Patrick W.E.
Hodgson
320,660
1,169


J. Fred Silver
320,660
1,169



          (2) The shareholders of the outstanding Series A Common Stock and Series B Convertible Preferred Stock unanimously elected Dr. Eberhard Cleff, Dr. Hans Herrmann, Joseph R. Pinotti and Hans Jurgen Zippel to the Company's Board of Directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified.

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

     None
                            SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









EXOLON-ESK COMPANY




By: S/James A. Bernardoni
   --------------------------
   James A. Bernardoni, Acting Principal
   Executive, Financial, and Accounting
   Officer


   S/James A. Bernardoni
   --------------------------
   James A. Bernardoni, Acting Principal
   Executive, Financial, and Accounting
   Officer




Date:     May 11, 1995


EXHIBIT INDEX






Exhibit
No.

Description

Reference




3A
Restated Certificate of
Incorporation
Exhibit 3A to the report on
Form 10-K for the year ended
December 31, 1989*


3A(1)
Certificate of Merger
Exhibit 3A(1) to the report on
Form 10-K for the year ended
December 31, 1989*


3E
Amendment to By-Laws dated March
23, 1991
Exhibit 3E to the report on
Form 10-Q for the quarter ended
March 23, 1991*


3F
Certificate of Amendment of
Restated Certificate of
Incorporation dated April 23,
1986
Exhibit 3F to the report on
Form 10-K for the year ended
December 31, 1994*


3G
Certificate of Amendment of
Restated Certificate of
Incorporation dated May 4, 1987
Exhibit 3G to the report on
Form 10-K for the year ended
December 31, 1994*


3H
Amendment of Certificate of
Incorporation dated October 28,
1992
Exhibit 3H to the Report on
Form 10-Q for the quarter ended
September 30, 1992*


3I
By-Laws
Exhibit 3I to the report on
Form 10-K for the year ended
December 31, 1994*


4
Instruments Defining Rights of
Security Holders
Articles of Incorporation,
Exhibits 3A, 3B and 3C to the
report on Form 10-K for the
year ended December 31, 1989*


10D(23)
Revolving Credit Agreement dated
December 22, 1992
Exhibit 10D(23) to the Report
on Form 10-K for the year ended
December 31, 1992*


10D(24)
Industrial Revenue Bond Agreement
dated January 1, 1993.
Exhibit 10D(24)  to the Report
on Form 10-K for the year ended
December 31, 1992*


10F
Stockholder's Agreement dated as
of April 26, 1984 between the
Registrant and Wacker Chemical
Corporation
Exhibit 10F to the report on
Form 10-K for the year ended
December 31, 1989*


10G
Restated License Agreement dated
as of April 26, 1984 among
Elektroschmelzwerk Kempten GmbH,
ESK Corporation and the
Registrant
Exhibit 10G to the report on
Form 10-K for the year ended
December 31, 1989*


10H
Distributorship Agreement dated
April 27, 1984 between
Elektroschmelzwerk Kempten GmbH
and the Registrant
Exhibit 10H to the report on
Form 10-K for the year ended
December 31, 1989*


10I
Indemnification Agreement dated
as of December 15, 1984 between
Wacker Chemical Corporation and
the Registrant
Exhibit 10I to the report on
Form 10-K for the year ended
December 31, 1989*


10K
Contract between Theeb, Ltd. and
the Exolon-ESK company of Canada,
Ltd. dated February 28, 1985
Exhibit 10K  to the Report on
Form 10-K for the year ended
December 31, 1992*


10M
Federal Indictments dated
February 11, 1994
Exhibit 10M to the Report on
Form 10-K for the year ended
December 31, 1993*


11
Statement of computation of per
share earnings
Page 20


15
Statement re Unaudited Interim
Financial Information
None


18
Letter re Change in Accounting
Principles
None


19
Report Furnished to Security
Holders
None


22
Published Report Regarding
Matters Submitted to Vote of
Security Holders
None


23
Consents of Experts and Counsel
None


24
Power of Attorney
None


27
Financial Data Schedule
Submitted electronically


99
Conditional Exhibits
None


* Incorporated herein by reference


                                                       Exhibit 11

Exolon-ESK Company and Subsidiaries
Computation of Earnings Per Share
(In Thousands, Except Per Share Data)






Three Months Ended
March 31,



1995
1994




Net earnings
$176
$121


Less Preferred Stock Dividends:




     Series A
(5)
(5.5)


     Series B
(5)
- ------
(5.5)
- ------


Undistributed earnings
$166
$110


Net earnings attributable to:




     Common Stock (50.0%)
$83
$55


     Class A Common Stock (50.0%)
$83
- ------
$55
- ------



$166
======
$110
======


Net earnings per share of Common Stock:
     Primary

$0.17

$0.11


     Fully Diluted
$0.17
$0.11


Net earnings per share of Class A Common
Stock:




     Primary
$0.16

$0.11


     Fully Diluted
$0.16
$0.11


Weighted Average Shares Outstanding:
     Primary:

     Common Stock



482,000



482,000


     Class A Common Stock
513,000
513,000


     Fully Diluted:

     Common Stock


504,000


504,000


     Class A Common Stock
535,000
535,000

