Form 10-Q/A
period 1995-03-31
EXOLON ESK CO
filed 1995-05-12
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
            (Mark    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]

             For the quarterly period ended         March 31,  1995

                                         OR

             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number                   1-7276

                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)


             Delaware                                16-0427000
          (State or other                          (I.R.S. Employer
          jurisdiction of                         Identification No.)
          incorporation or
          organization)

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

          THIS 10Q-A IS BEING FILED TO CORRECT AN INADVERTENT MISTAKE IN FORMAT-TING OF THE 10Q FILED ON MAY 11, 1995.


                         PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements
                               Exolon-ESK Company
                      Condensed Consolidated Balance Sheet
                       (in thousands except share amounts)


                                                (Unaudited)
       ASSETS                                                December 31,
                                              March 31, 1995     1994
       Current assets:
            Cash                                          $4          $467

            Accounts receivable (less allowance
            for doubtful accounts of $327 in 1995
            and $307 in 1994)                           8768          6936
            Inventories                               16,912        17,104
            Prepaid expenses                             405           399
            Deferred income taxes                        535           535
                                                   ---------      --------

       Total Current Assets                           26,624        25,441

       Investment in Norwegian joint venture           4,403         4,173
       Property, plant and equipment, at cost         54,114        53,438
       Accumulated depreciation                     (38,805)      (38,043)
                                                   ---------     ---------

            Net property, plant and equipment         15,309        15,395
       Other assets                                      343           300
                                                   ---------     ---------

       Total Assets                                  $46,679       $45,309
                                                   =========     =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Notes payable                               $195        $2,000
            Current maturities of long-term debt         800           800
            Current maturities of capital
              lease obligations                           25            25
            Accounts payable                           2,327         2,805
            Accrued expenses                           1,760         1,622
            Income taxes payable                         714           135
                                                   ---------     ---------
                 Total Current Liabilities             5,821         7,387
                                                   ---------     ---------

       Deferred income taxes                           1,135         1,548
       Long-term debt excluding current
         installments                                 17,000        14,900
       Other long-term liabilities                     3,941         2,846

       Stockholder' equity:
            Preferred stock
                 Series A - 19,364 shares issued         276           276
                 Series B - 19,364 shares issued         166           166
            Common stock of $1 par value Authorized

                 600,000 shares, 512,897 issued          513           513
            Class A common stock of $1 par value -
                 Authorized 600,000 shares,
                 512,897 issued                          513           513
            Additional paid-in capital                 4,345         4,345
            Retained earnings                         13,699        13,545
            Cumulative translation adjustment          (362)         (362)
            Treasury stock, at cost                    (368)         (368)
                                                   ---------     ---------
                 Total Stockholders' Equity           18,782        18,628
                                                   ---------     ---------
       Total Liabilities and Stockholders'           $46,679       $45,309
       Equity                                      =========     =========


        The accompanying notes are an integral part of these statements.

                               Exolon-ESK Company
                  Condensed Statements of Consolidated Income
                                   Unaudited
                    (in thousands except per share amounts)
                                                 Three Months Ended
                                                      March 31,
                                                   1995       1994

          Net Sales                                 $17,177    $14,155
          Cost of Goods Sold                         13,399     11,511
                                                  ---------  ---------
               Gross Profit Before                    3,778      2,644
          Depreciation                            ---------  ---------
          Depreciation                                  762        781
          Selling, general & administrative           1,234      1,211
          expenses

          Research and development                       18         12
                                                  ---------  ---------
                                                      2,014      2,004
                                                  ---------  ---------
               Operating Income                       1,764        640
          Other Expenses:

               Equity in (Earnings) before income
                 taxes of Norwegian Jt.               (230)       (45)
          Venture
               Interest expense                         330        348
               Miscellaneous expense                    144        138
                                                  ---------  ---------
                                                        244        441
                                                  ---------  ---------
               Earnings Before Income Taxes
          and
                 Cumulative Effect of                 1,520        199
          Accounting Change
          Income tax expense                            582         78
                                                  ---------   --------
               Earnings Before Cumulative Effect
                of Accounting Change                    938        121
          Cumulative Effect of Accounting Change
            (net of income tax benefit)                 762          -
                                                  ---------  ---------
                Net Earnings                           $176       $121
                                                  =========  =========
          PER COMMON SHARE:
                Earnings before cumulative effect
                  of Accounting Change                $0.96      $0.11
                Cumulative effect of Accounting
                Change                                $0.79          -
                                                  ---------  ---------
                Net Earnings                          $0.17      $0.11
                                                  =========   ========
          PER CLASS A COMMON SHARE:

                Earnings before cumulative effect
                  of accounting change                $0.90      $0.11
                Cumulative effect of                  $0.74          -
          accounting change                       ---------  ---------
                Net Earnings                          $0.16      $0.11
                                                  =========  =========

              The accompanying notes are an integral part of these
                                  statements.

                                 Exolon-ESK Company
                   Condensed Statements of Consolidated Cash Flows
                                      Unaudited
                                   (in thousands)
                                                    Three Months ended
                                                         March 31,

                                                        1995    1994
             Cash Flow from Operating Activities:
               Net earnings                              $176      $121

                 Adjustments to reconcile net income
                 to net cash provided by operating
             activities:
                   Depreciation                           762       781
                   Cumulative effect of change in
                    accounting for post-retirement
                    benefits                              762         -

                   Equity in (earnings) of              (230)      (32)
             Norwegian joint venture
                   Change in Assets and Liabilities:
                   (Increase) decrease in:
                       Accounts receivable            (1,832)       207

                       Inventories                        192     1,209
                       Prepaid expenses                   (6)     (107)
                       Deferred income taxes                -       (1)
                       Other assets                      (43)      (27)
                    (Decrease) Increase in:
                       Accounts payable                 (478)        14

                       Accrued expenses                   138     (115)
                       Income taxes payable               579     (206)
                       Deferred income taxes            (413)       (4)
                       Other long-term liabilities        333      (28)
                                                    --------- ---------
             Net Cash Provided (Used) by Operating       (60)     1,812
             Activities

             Cash Flow from Investing Activities:
                 Additions to property, plant and       (676)     (333)
                 equipment                          --------- ---------
             Net Cash (Used) for Investing              (676)     (333)
             Activities

             Cash Flow from Financing Activities:
                 Repayments on short-term line of
                  credit                              (1,805)   (1,874)
                 Borrowings on long-term construction
                   financing loans and revolving
                   credit agreement                    2,100       300
                 Principal (repayments) on capital
                   lease obligations                       -        (3)
                 Dividends paid                          (22)      (11)
                                                    --------- ---------
             Net Cash Provided (Used) by Financing        273   (1,588)
             Activities

             Net (decrease) in cash                     (463)     (109)
             Cash at beginning of period                  467       113
                                                    --------- ---------
             Cash at end of period                         $4        $4
                                                    =========  ========


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

          NOTE 2 Through a wholly-owned non-operating subsidiary, the Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:


                                             Three Months Ended
                                                  March 31

                   Joint Venture:              1995        1994



                        Net Sales                $1,848    $1,417
                        Income before               230        45
                        income taxes

                        Net Income                  166        32


          NOTE 3 The following are the major classes of inventories (in thousands) as of March 31, 1995 and December 31, 1994:

                                         March 31,   December 31,
                                            1995         1994
                                         (Unaudited)


               Raw Materials                 $2,041        $3,051
               Semi-Finished and             15,764        15,085
               Finished Goods
               Supplies and Other             1,190         1,051
                                          ---------     ---------

                                             18,995        19,187

               Less:  LIFO Reserve          (2,083)       (2,083)
                                          ---------     ---------
                                            $16,912       $17,104
                                          =========     =========


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

                    Long Term Debt (in thousands)   March 31,   December
                    Consists of:                      1995      31, 1994
                                                   (Unaudited)


                    Revolving Credit Agreement
                    with a U.S. bank.  Interest
                    at prime rate plus 1/4% or         $ 7,400    $ 5,100
                    LIBOR plus 2 1/2% (9.25% at
                    March 31, 1995).

                    Term Loan Agreement with a
                    U.S. Bank.  Interest at prime
                    rate plus 1/2% or LIBOR plus
                    2 3/4%  (9.5% at March 31,           2,400      2,600
                    1995)

                    Industrial Revenue Bond held
                    by an insurance company.
                    Interest at a fixed rate of 8
                    7/8%.  Bond maturity is              8,000      8,000
                    January 15, 2018.                ---------   --------

                                                      $ 17,800   $ 15,700
                    Less Current maturities                800        800
                                                     ---------   --------

                                                      $ 17,000    $14,900

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

                    The accumulated post-retirement benefits obligation at January 1, 1995 for the Canadian subsidiary includes the following (in thousands):

                   Retirees and beneficiaries                $894
                   Fully eligible active participants         274
                                                           -------

                   Total accumulated post-retirement       $1,168
                   benefits obligation                     =======

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

               Cumulative Effect of Accounting Change. The Company adopted Statement of Financial Accounting Standards No. 106, _Employers' Accounting for Postretirement Benefits Other Than Pensions_, for its Canadian operations, effective January 1, 1995. The Standard requires that the estimated cost of postretirement benefits be accrued over the period earned. Prior to 1995, the Company's Canadian subsidiary recognized the costs of these benefits on the pay-as-you-go basis. The Company's current policy is to fund these benefits on a pay-as-you-go basis. The Company recognized the obligation due to this adoption as a one-time, after tax charge to earnings of $762,000 in the first three months of 1995. Periodic post retirement benefit costs for 1995 will approximate $152,000 (Canadian) compared to $75,000 (Canadian) on a pay-as-you-go basis.

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

               In February 1994 the U.S. Department of Justice brought an indictment under federal antitrust laws against the Company, Washington Mills Electro Minerals Corporation and certain officers of the Company (the _Antitrust Proceedings_), which alleged that from sometime prior to the mid-1980's and continuing into 1992 the defendants engaged in a conspiracy to fix the prices of artificial abrasive grain in violation of the Sherman Act and that these activities constituted a willful violation of a 1948 injunction against a predecessor of the Company. The Company is not able to predict the amount and nature of any criminal penalties or fines, which could be significant, that might be imposed on it or its former officers if convicted under these charges. However, the Company believes there are meritorious defenses to the alleged violations, and it intends to vigorously defend against the charges.

               On December 8, 1994, in an ex parte proceedings the U.S. Defense Logistics Agency (the _DLA_) issued a Memorandum of Decision that temporarily suspended the defendants in the Antitrust Proceedings from contracting with the U.S. Government under procurement or non-procurement programs pending the completion of the Antitrust Proceedings. On January 31, 1995, the DLA amended the Memorandum of Decision (as amended, the _DLA Suspension_) to include under the DLA Suspension sixteen alleged affiliates of the defendants including the Company's subsidiary, Exolon-ESK Company of Canada, Ltd., and Orkla-Exolon A/S K/S, the Norwegian partnership in which the Company's subsidiary, Norsk Exolon A/S, has a 50% interest. The DLA Suspension alleges as causes for the suspension (i) the indictments of the parties in the Antitrust Proceedings, and (ii) on separate occasions in October and November of 1994 the Company's President (who has been indefinitely suspended pending the outcome of the Antitrust Proceedings) and former Executive Vice President individually made alleged false certifications in DLA sales contracts denying the existence within the past three years of any indictments of the kind involved in the pending Antitrust Proceedings. On May 4, 1995, the Company received notice that it is a target of a grand jury investigation in the Eastern District of Virginia, which is investigating violations of 18 U.S.C. Section 1001 based on allegedly fraudulent certifications made in DLA sales contract in October and November of 1994 that denied the existence within the past three years of indictments of the kind involved in the pending Antitrust Proceedings. For a more complete discussion of the Antitrust Proceedings and the DLA Suspension, reference is made to Note 7(b). to the Notes to Consolidated Condensed Financial Statements beginning on page 9, which is hereby incorporated herein by reference.

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

          Item 4.  Submission of Matters to a Vote of Security Holders

               (a)  An annual meeting of shareholders was held on April 26,
                    1995

               (b) The matters voted upon and the results of the voting were as follows:

                    (1) The shareholders of the outstanding shares of the Company's Common Stock and its Series A Convertible Preferred Stock elected four persons to the Company's Board of Directors to serve until the next annual meeting of shareholders and until their successors are elected and qualified. The results were as follows:

                                             Shares       Shares
                                            Voted For    Withheld

                           Theodore E.         320,660        1,169
                           Dann, Jr.

                           Brent D. Baird      320,660        1,169
                           Patrick W.E.        320,660        1,169
                           Hodgson

                           J. Fred Silver      320,660        1,169


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

               None

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









          EXOLON-ESK COMPANY




          By: S/James A. Bernardoni
             --------------------------
             James A. Bernardoni, Acting Principal
             Executive, Financial, and Accounting
             Officer


             S/James A. Bernardoni
             --------------------------
             James A. Bernardoni, Acting Principal
             Executive, Financial, and Accounting
             Officer




          Date:     May 11, 1995


                                   EXHIBIT INDEX

         Exhibit
           No.             Description                  Reference

         3A        Restated Certificate of      Exhibit 3A to the report
                   Incorporation                on Form 10-K for the year
                                                ended December 31, 1989*

         3A(1)     Certificate of Merger        Exhibit 3A(1) to the
                                                report on Form 10-K for
                                                the year ended December
                                                31, 1989*

         3E        Amendment to By-Laws dated   Exhibit 3E to the report
                   March 23, 1991               on Form 10-Q for the
                                                quarter ended March 23,
                                                1991*

         3F        Certificate of Amendment of  Exhibit 3F to the report
                   Restated Certificate of      on Form 10-K for the year
                   Incorporation dated April    ended December 31, 1994*
                   23, 1986

         3G        Certificate of Amendment of  Exhibit 3G to the report
                   Restated Certificate of      on Form 10-K for the year
                   Incorporation dated May 4,   ended December 31, 1994*
                   1987

         3H        Amendment of Certificate of  Exhibit 3H to the Report
                   Incorporation dated October  on Form 10-Q for the
                   28, 1992                     quarter ended September
                                                30, 1992*

         3I        By-Laws                      Exhibit 3I to the report
                                                on Form 10-K for the year
                                                ended December 31, 1994*

         4         Instruments Defining Rights  Articles of
                   of Security Holders          Incorporation, Exhibits
                                                3A, 3B and 3C to the
                                                report on Form 10-K for
                                                the year ended December
                                                31, 1989*

         10D(23)   Revolving Credit Agreement   Exhibit 10D(23) to the
                   dated December 22, 1992      Report on Form 10-K for
                                                the year ended December
                                                31, 1992*

         10D(24)   Industrial Revenue Bond      Exhibit 10D(24)  to the
                   Agreement dated January 1,   Report on Form 10-K for
                   1993.                        the year ended December
                                                31, 1992*

         10F       Stockholder's Agreement      Exhibit 10F to the report
                   dated as of April 26, 1984   on Form 10-K for the year
                   between the Registrant and   ended December 31, 1989*
                   Wacker Chemical Corporation

         10G       Restated License Agreement   Exhibit 10G to the report
                   dated as of April 26, 1984   on Form 10-K for the year
                   among Elektroschmelzwerk     ended December 31, 1989*
                   Kempten GmbH, ESK
                   Corporation and the
                   Registrant

         10H       Distributorship Agreement    Exhibit 10H to the report
                   dated April 27, 1984         on Form 10-K for the year
                   between Elektroschmelzwerk   ended December 31, 1989*
                   Kempten GmbH and the
                   Registrant

         10I       Indemnification Agreement    Exhibit 10I to the report
                   dated as of December 15,     on Form 10-K for the year
                   1984 between Wacker          ended December 31, 1989*
                   Chemical Corporation and
                   the Registrant

         10K       Contract between Theeb,      Exhibit 10K  to the
                   Ltd. and the Exolon-ESK      Report on Form 10-K for
                   company of Canada, Ltd.      the year ended December
                   dated February 28, 1985      31, 1992*

         10M       Federal Indictments dated    Exhibit 10M to the Report
                   February 11, 1994            on Form 10-K for the year
                                                ended December 31, 1993*

         11        Statement of computation of  Page 20
                   per share earnings

         15        Statement re Unaudited       None
                   Interim Financial
                   Information

         18        Letter re Change in          None
                   Accounting Principles

         19        Report Furnished to          None
                   Security Holders

         22        Published Report Regarding   None
                   Matters Submitted to Vote
                   of Security Holders

         23        Consents of Experts and      None
                   Counsel

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

         99        Conditional Exhibits         None

         * Incorporated herein by reference

                                                                 Exhibit 11

                         Exolon-ESK Company and Subsidiaries
                          Computation of Earnings Per Share
                        (In Thousands, Except Per Share Data)


                                                        Three Months
                                                      Ended March 31,
                                                       1995     1994


               Net earnings                              $176    $121
               Less Preferred Stock Dividends:

                    Series A                              (5)   (5.5)

                    Series B                              (5)   (5.5)
                                                       ------  ------
               Undistributed earnings                    $166    $110

               Net earnings attributable to:

                    Common Stock (50.0%)                  $83     $55
                    Class A Common Stock (50.0%)          $83     $55
                                                       ------  ------
                                                         $166    $110
                                                       ======  ======

               Net earnings per share of Common
               Stock:                                   $0.17   $0.11
                    Primary
                    Fully Diluted                       $0.17   $0.11

               Net earnings per share of Class A
               Common Stock:
                    Primary                             $0.16   $0.11

                    Fully Diluted                       $0.16   $0.11

               Weighted Average Shares Outstanding:
                    Primary:

                    Common Stock                      482,000 482,000
                    Class A Common Stock              513,000 513,000

                    Fully Diluted:

                    Common Stock                      504,000 504,000
                    Class A Common Stock              535,000 535,000
