Form 10-Q
period 1995-06-30
EXOLON ESK CO
filed 1995-08-11
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
            (Mark     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]
              For the quarterly period ended         June 30,  1995
                                              ----------------------------
                                         OR

             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number                  1-7276
                                   ---------------------------------------
                                 EXOLON-ESK COMPANY
                -----------------------------------------------------
               (Exact name of registrant as specified in its charter)

                  Delaware                             16-0427000
           ----------------------             ----------------------------
           (State or other                          (I.R.S. Employer
           jurisdiction of                        Identification No.)
           incorporation or
           organization)

                     1000 East Niagara Street, Tonawanda, New
                                    York 14150
                     ----------------------------------------
                     (Address of Principal Executive Offices)
                                    (Zip Code)

                                  (716) 693-4550
                     ----------------------------------------
                         (Registrant's telephone number,
                               including area code)


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

           As of August 11, 1995, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.

                                                              Total Pages: 20

                         PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements
                               Exolon-ESK Company
                      Condensed Consolidated Balance Sheet
                       (in thousands except share amounts)
                                                (Unaudited)
       ASSETS                                    June 30,    December 31,
                                                   1995          1994
                                              ______________ _____________
       Current assets:
            Cash                                         $20          $467
            Accounts receivable (less allowance
             for doubtful accounts $327 in 1995
             and $307 1994)                            8,854         6,936
            Inventories                               17,427        17,104
            Prepaid expenses                             302           399
            Deferred income taxes                        535           535
                                              -------------- -------------
       Total Current Assets                           27,138        25,441

       Investment in Norwegian joint venture           4,684         4,173
       Property, plant and equipment, at cost         55,057        53,438
       Accumulated depreciation                     (39,562)      (38,043)
                                              -------------- -------------
            Net property, plant and equipment         15,495        15,395
       Other assets                                      343           300
                                              -------------- -------------
       Total Assets                                  $47,660       $45,309
                                              ============== =============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Notes payable                             $2,000        $2,000
            Current maturities of long-term            1,300           800
             debt
            Current maturities of capital                 19            25
             lease obligations
            Accounts payable                           4,634         2,805
            Accrued expenses                           1,538         1,622
            Income taxes payable                         956           135
                                              -------------- -------------
                 Total Current Liabilities            10,447         7,387
                                              -------------- -------------
       Deferred income taxes                           1,133         1,548
       Long-term debt excluding current               12,300        14,900
        installments
       Other long-term liabilities                     3,984         2,846
       Stockholder' equity:
            Preferred stock
                 Series A-19,364 shares issued           276           276
                 Series B-19,364 shares issued           166           166
            Common stock of $1 par value
                 Authorized 600,000 shares 512,897
                  issued                                 513           513
            Class A common stock of $1 par value
                 - Authorized 600,000 shares,
                  512,897 issued                         513           513
            Additional paid-in capital                 4,345         4,345
            Retained earnings                         14,713        13,545
            Cumulative translation adjustment          (362)         (362)
            Treasury stock, at cost                    (368)         (368)
                                              -------------- -------------
                 Total Stockholders' Equity           19,796        18,628
                                              -------------- -------------
       Total Liabilities and Stockholders'           $47,660       $45,309
       Equity                                 ============== =============

        The accompanying notes are an integral part of these statements.


                             Exolon-ESK Company
                 Condensed Statements of Consolidated Income
                                  Unaudited
                   (in thousands except per share amounts)
                                          Three Months      Six Months
                                         Ended June 30,    Ended June 30,
                                         1995      1994    1995      1994
       Net Sales                        $17,131   $15,252  $34,308   $29,407
       Cost of Goods Sold                13,209    12,093   26,608    23,604
                                        -------   -------  -------   -------
         Gross Profit Before
          Depreciation                    3,922     3,159    7,700     5,803
                                        -------   -------  -------   -------
       Depreciation                         762       780    1,524     1,561
       Selling, general & administra-
        tive expenses                     1,329     1,273    2,563     2,484
       Research and development               4        14       22        26
                                        -------   -------  -------   -------
                                          2,095     2,067    4,109     4,071
                                        -------   -------  -------   -------
         Operating Income                 1,827     1,092    3,591     1,732
       Other Expenses:
         Equity in (Earnings) before
           income taxes of Norwegian
           Jt. Venture                     (281)      (21)    (511)      (66)
         Interest expense                   379       346      709       694
         Miscellaneous expense               47       402      191       540
                                        -------   -------  -------   -------
                                            145       727      389     1,168
                                        -------   -------  -------   -------
         Earnings Before Income Taxes
          and Cumulative Effect of
          Accounting Change               1,682       365    3,202       564
       Income tax expense                   668       290    1,250       368
                                        -------   -------  -------   -------
         Earnings Before Cumulative
          Effect of Accounting Change     1,014        75    1,952       196
       Cumulative Effect of Accounting
        Change (net of income tax
        benefit)                              -         -      762         -
                                        -------   -------  -------   -------
         Net Earnings                    $1,014       $75   $1,190      $196
                                        =======   =======  =======   =======
       PER COMMON SHARE:
         Earnings before cumulative
          effect of accounting change     $1.04     $0.07    $2.00     $0.18
         Cumulative effect of
          accounting change                   -         -     0.79         -
                                        -------   -------  -------   -------
         Net Earnings                     $1.04     $0.07    $1.21     $0.18
                                        =======   =======  =======   =======
       PER CLASS A COMMON SHARE:
         Earnings before cumulative
          effect of accounting change     $0.98     $0.06    $1.88     $0.17
         Cumulative effect of
          accounting change                   -         -     0.74         -
                                        -------   -------  -------   -------
         Net Earnings                     $0.98     $0.06    $1.14     $0.17
                                        =======   =======  =======   =======

           The accompanying notes are an integral part of these statements.

                                Exolon-ESK Company
                   Condensed Statements of Consolidated Cash Flows
                                      Unaudited
                                   (in thousands)
                                                      Six Months Ended
                                                          June 30,
                                                       1995     1994
                                                    --------- ---------
             Cash Flow from Operating Activities:
               Net earnings                            $1,190      $196
                 Adjustments to reconcile net
                 income to net cash pro-
                 vided by operating activities:
                   Depreciation                         1,524     1,561
                   Cumulative effect of change
                    in accounting for post-
                    retirement benefits                   762         -
                   Equity in (earnings) of
                    Norwegian joint venture              (511)      (53)
                   Change in Assets and Liabilities:
                   (Increase) decrease in:
                       Accounts receivable            (1,918)       188
                       Inventories                      (323)     2,120
                       Prepaid expenses                    97     (126)
                       Deferred income taxes                -       (1)
                       Other assets                      (43)      (12)
                    (Decrease) Increase in:
                       Accounts payable                 1,829       652
                       Accrued expenses                  (84)       126
                       Income taxes payable               821     (447)
                       Deferred income taxes            (415)       (4)
                       Other long-term liabilities        376      (17)
                                                      -------   -------
             Net Cash Provided by Operating
              Activities                                3,305     4,183
             Cash Flow from Investing Activities:
                 Additions to property, plant and
                 equipment                             (1,624)     (773)
                                                      -------   -------
             Net Cash (Used) for Investing             (1,624)     (773)
             Activities

             Cash Flow from Financing Activities:
                 Repayments on long-term construction
                  financing loans and revolving credit
                  agreement                            (2,100)   (3,500)
                 Principal (repayments) on capital
                  lease obligations                        (6)        19
                 Dividends paid                           (22)      (22)
                                                      -------   -------
             Net Cash (Used) by Financing
              Activities                               (2,128)   (3,503)
             Net (decrease) in cash                      (447)      (93)
             Cash at beginning of period                  467       113
                                                      -------   -------
             Cash at end of period                        $20       $20
                                                      =======   =======

         The accompanying notes are an integral part of these statements.


                               Exolon-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


       NOTE 1 The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period ended June 30, 1995.

       NOTE 2    Through  a   wholly-owned  non-operating  subsidiary,   the
       Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:

                                        Three Months Ended   Six Months Ended
                                              June 30            June 30
                                        __________________   ________________

                  Joint Venture:             1995      1994    1995    1994
                     Net Sales                $2,022   $1,446 $3,870   $2,863
                     Income before income
                      taxes                      230       21    511       66
                     Net Income                  166       21    368       53


       NOTE 3 The following are the major classes of inventories (in thousands) as of June 30, 1995 and December 31, 1994 :


                                           June 30, 1995 December 31,
                                            (Unaudited)      1994
                                           ___________   ___________
                  Raw Materials                 $2,162        $3,051
                  Semi-Finished and
                   Finished Goods               16,232        15,085
                  Supplies and Other             1,116         1,051
                                            ----------   -----------
                                                19,510        19,187
                  Less:  LIFO Reserve           (2,083)       (2,083)
                                            ----------   -----------
                                               $17,427       $17,104
                                            ==========   ===========

       NOTE 4 The Company entered into a Credit Agreement on December 22, 1992 with a U.S. bank, providing for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000, 5 year term loan and for borrowing up to $2,000,000 under a demand line of credit.

       At June 30, 1995 borrowings of $3,400,000 were outstanding under the revolving portion, borrowings of $2,200,000 were outstanding under the term loan portion and borrowings of $2,000,000 were outstanding under the demand line of credit portion of the U.S. Credit Agreement.

       The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. Borrowings outstanding at June 30, 1995 were $25,000 (Canadian funds).

       The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company upon refinancing of the bonds on January 22, 1993. The bonds mature on January 1, 2018.


                    Long Term Debt (in thousands)    June 30,    December
                    Consists of:                       1995      31, 1994
                                                    (Unaudited)
                                                    __________   _________
                    Revolving Credit Agreement
                    with a U.S. bank.  Interest
                    at prime rate plus 1/4% or
                    LIBOR plus 2 1/2% (9.00% at
                    June 30, 1995).                    $ 3,400    $ 5,100

                    Term Loan Agreement with a
                    U.S. Bank.  Interest at prime
                    rate plus 1/2% or LIBOR plus
                    2 3/4%  (9.25% at June 30,
                    1995)                                2,200      2,600

                    Industrial Revenue Bond held
                    by an insurance company.
                    Interest at a fixed rate of 8
                    7/8%.  Bond maturity is              8,000      8,000
                    January 15, 2018.               ----------  ---------
                                                      $ 13,600   $ 15,700

                    Less Current maturities              1,300        800
                                                    ----------  ---------
                                                       $12,300    $14,900
                                                    ==========  =========

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

       The accumulated post-retirement benefits obligation at January 1, 1995 for the Canadian subsidiary includes the following (in thousands):

                    Retirees and beneficiaries               $894
                    Fully eligible active participants        274
                                                           ------
                    Total accumulated post-retirement      $1,168
                    benefits obligation                    ======

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

       NOTE 6    Commitments

            (a)  Lease Agreements

       The Company  leases certain  machinery and  equipment  under
       capital and  operating  leases.   Total  minimum  lease  payments  due
       through 1998 are approximately $1,097,000 at June 30, 1995.

            (b)  Royalty Agreements

       The Company has a royalty agreement covering production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a furnace plant. A separate royalty agreement covers the production of certain specialty products for the refractory markets. The agreements are for a period of 10 years each and expire July 31, 1996 and April 30, 2001 respectively. The royalty expense in U.S. dollars amounted to $311,000 and $279,000 in the six months ended June 30, 1995 and 1994, respectively.

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

       The Company's joint venture has appointed a project group to complete a study and define a project to minimize sulfur and dust emissions which was presented to the Norwegian State Pollution Control Authority on March 1, 1995. The authority will need one year for the internal study of the report and a decision on the method for environmental compliance should be implemented by March 1996. The corrective actions proposed by the joint venture included capital investments costing approximately 4.5 million krone (approximately $705,000 at the June 30, 1995 exchange rate). The full costs associated with the implementation of these corrective actions are, as yet, not known as a result of various alternatives presently being considered by the Norwegian joint venture.

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

       On October 18, 1994,  a law suit was  commenced in the  U.S.
       District court for  the Eastern District  of Pennsylvania (No.  94-CV-
       6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains, in violation of Section 1 of the Sherman Act, 15 U.S.C. Section 1. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a law suit captioned ``Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, '' (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Results of Operations

       Comparison of the Six Months Ended June 30, 1995 with the Six Months Ended June 30, 1994

            Net Sales. Total net sales increased by 17% to $34,308,000 during the six months ended June 30, 1995 from $29,407,000 in the first six months of 1994. The $4,901,000 increase is principally a result of an 18% increase in shipment volume of the Company's primary manufactured and purchased products in the first half of 1995 when compared to the first six months of 1994 as a result of the continuation of a strong steel and automotive market within the U.S.

            Gross Profit. Gross profit prior to depreciation expense was $7,700,000 in the first six months of 1995 when compared to $5,803,000 in the first six months of 1994. As a percent of net sales, gross margins were 22% in the first six months of 1995 compared to 20% in the same period of 1994.

            Operating Expenses. Total operating expenses increased to $4,109,000 in the six months ended June 30, 1995 from $4,071,000 in the same period of 1994. Operating expenses as a percent of sales declined to 12% in the first half of 1995 compared to 14% in the first half of 1994. The Company's largest portion of operating expense, selling, general and administrative expense, increased marginally to $2,563,000 in the first six months of 1995 when compared to $2,484,000 during the first six months of 1994. As a percent of net sales, selling and general and administrative expense decreased to 7% in the 1995 first half from 8% in the same period of 1994.

            Operating  Income.    Operating  income  increased  by  107%   to
       $3,591,000 in the six months ended June 30, 1995 from $1,732,000 in the six months ended June 30, 1994, principally a result of the 1995 increase in net sales and improved gross margins.

            Norwegian Joint Venture. The Company's Norwegian joint venture, Orkla Exolon A/S, reported the Company's 50% share in the pre-tax earnings of the venture was $511,000 for the six months ended June 30, 1995 versus $66,000 in the six months ended June 30, 1994. The Company's share in the venture's net sales was $3,870,000 in the six months ended June 30, 1995 when compared to $2,863,000 in the six months ended June 30, 1994. The 35% increase in net sales resulted primarily from an increase in shipment volume, an improved product mix and increases in selling prices. The joint venture's gross margins, prior to depreciation, increased to 28% for the six months ended June 30, 1995 versus 16% for the six months ended June 30, 1994 principally due to increased operating efficiency resulting from increased sales, an improved product mix and overhead cost reductions.

            Interest and Miscellaneous Expense. Interest expense increased marginally in the first six months of 1995 due to higher average interest rates. Average borrowing levels of the Company's bank debt were reduced by approximately 1.5 million in the first six months of 1995. Miscellaneous expense decreased by $349,000 in the six months ended June 30, 1995 compared to the first six months of 1994.

            Income Tax. The Company's effective tax rate was 39% for the six months ended June 30, 1995 when compared to 65% for the six months ended June 30, 1994. The decrease is primarily a result of the non-recurrence of $350,000 of non-deductible environmental reserves as recorded in the six months ended June 30, 1994 and the tax effects therefrom.

            Cumulative Effect  of Accounting  Change.   The  Company adopted
       Statement of Financial Accounting Standards No. 106, ``Employers' Accounting for Postretirement Benefits Other Than Pensions '', for its Canadian operations, effective January 1, 1995. The Standard requires that the estimated cost of postretirement benefits be accrued over the period earned. Prior to 1995, the Company's Canadian subsidiary recognized the costs of these benefits on the pay-as-you-go basis. The Company's current policy is to fund these benefits on a pay-as-you-go basis. The Company recognized the obligation due to this adoption as a one-time, after tax charge to earnings of $762,000 in the first three months of 1995. As a result of this accounting method change, periodic post retirement benefit costs for 1995 will approximate $152,000 (Canadian) compared to $75,000 (Canadian) on a pay-as-you-go basis.

       Comparison of the Three Months Ended June 30, 1995 with the Three Months Ended June 30, 1994

            Net Sales. Total net sales increased by 12% to $17,131,000 in the three months ended June 30, 1995 from $15,252,000 in the three months ended June 30, 1994. Shipment volume of the Company's primary manufactured and purchased products increased by approximately 15% in the second quarter of 1995, when compared to the same period during 1994.

            Gross Profit. Gross profit prior to depreciation expense was $3,922,000 in the three months ended June 30, 1995 when compared to $3,159,000 in the three months ended June 30, 1994. As a percent of net sales, gross margins were 23% in the second quarter of 1995 compared to 21% in the second quarter of 1994. The 1995 increase is primarily a result of the increase in net sales experienced by the Company in the second quarter of 1995.

            Operating Expenses. Total operating expenses increased marginally in the three month period ended June 30, 1995 from the same period of 1994. Selling, general and administrative expense increased $56,000 in the quarter ended June 30, 1995 when compared to the quarter ended June 30, 1994. As a percent of net sales, selling, general and administrative expense decreased to 7% in the second quarter of 1995 from 8% in the same period of 1994.

            Operating Income. Operating income increased by $735,000 or 67% to $1,827,000 in the second quarter of 1995 from $1,092,000 in the second quarter of 1994, primarily as a result of the increase in sales and gross profit. The increase in operating income was partially offset by the increase in selling, general and administrative expense.

            Norwegian Joint Venture. The Norweg ian joint venture Orkla Exolon-A/S, reported the Company's 50% share in the pre-tax earnings of the venture was $281,000 for the three months ended June 30, 1995 versus a pre-tax profit of $21,000 during the three months ended June 30, 1994. The Company's share in the venture's net sales was $2,022,000 in the three months ended June 30, 1995 when compared to $1,446,000 in the three months ended June 30, 1994. The 40% increase in net sales resulted primarily from an increase in shipment volume and an improved product mix.

            Interest and Miscellaneous Expense. Interest expense increased by $33,000 to $379,000 in the second quarter of 1995 from $346,000 during the second quarter of 1994. The 9% increase resulted from higher average interest rates on the Company's revolver and operating lines of credit during the second quarter of 1995 when compared to the second quarter of 1994. Miscellaneous expense decreased by $355,000 in the three months ended June 30, 1995. The decrease in miscellaneous expense is principally a result of the Company's recording of $350,000 of environmental reserves in the second quarter of 1994.

       Liquidity and Capital Resources

            As of June 30, 1995, working capital (current assets less current liabilities) has decreased to $16,691,000, when compared to $18,054,000 as of December 31, 1994. Accounts receivable increased by $1,918,000 as of June 30, 1995 versus 1994 year end primarily as a result of the increase in net sales during the first six months of 1995 versus 1994. Accounts payable and income taxes payable increased by $1,829,000 and $821,000, respectively as of June 30, 1995 versus December 31, 1994. The adverse effect of the payable increases were substantially offset by the $2,100,000 decrease in long-term debt recorded in the first six months of 1995.

            For the six months ended June 30, 1995, net cash provided by operating activities was $3,305,000. Outstanding bank indebtedness decreased by $2,100,000, and cash reserves decreased by $447,000. Net cash provided by operating activities was sufficient to fund $1,624,000 of capital expenditures in the six months ended June 30, 1995.

            The Company's current ratio decreased to 2.6 to 1.0 at June 30, 1995 from 3.5 to 1.0 as of December 31, 1994. The ratio of total liabilities to shareholder's equity was 1.4 to 1.0 as of June 30, 1995 and as of December 31, 1994. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

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

            In February 1994 the U.S. Department of Justice brought an indictment under federal antitrust laws against the Company, Washington Mills Electro Minerals Corporation and certain officers of the Company (the ``Antitrust Proceedings''), which alleged that from sometime prior to the mid-1980's and continuing into 1992 the defendants engaged in a conspiracy to fix the prices of artificial abrasive grain in violation of the Sherman Act and that these activities constituted a willful violation of a 1948 injunction against a predecessor of the Company. The Company is not able to predict the amount and nature of any criminal penalties or fines, which could be significant, that might be imposed on it or its former officers if convicted under these charges. However, the Company believes there are meritorious defenses to the alleged violations, and it intends to vigorously defend against the charges.

            On December 8, 1994, in an ex parte proceedings the U.S. Defense Logistics Agency (the ``DLA'') issued a Memorandum of Decision that temporarily suspended the defendants in the Antitrust Proceedings from contracting with the U.S. Government under procurement or non-procurement programs pending the completion of the Antitrust Proceedings. On January 31, 1995, the DLA amended the Memorandum of Decision (as amended, the ``DLA Suspension'') to include under the DLA Suspension sixteen alleged affiliates of the defendants including the Company's subsidiary, Exolon-ESK Company of Canada, Ltd., and Orkla-Exolon A/S K/S, the Norwegian partnership in which the Company's subsidiary, Norsk Exolon A/S, has a 50% interest. The DLA Suspension alleges as causes for the suspension (I) the indictments of the parties in the Antitrust Proceedings, and (ii) on separate occasions in October and November of 1994 the Company's President (who has been indefinitely suspended pending the outcome of the Antitrust Proceedings) and former Executive Vice President individually made alleged false certifications in DLA sales contracts denying the existence within the past three years of any indictments of the kind involved in the pending Antitrust Proceedings. For a more complete discussion of the Antitrust Proceedings and the DLA Suspension, reference is made to Note 7(b). to the Notes to Consolidated Condensed Financial Statements beginning on page 9, which is hereby incorporated herein by reference.

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

            In October 1994, a law suit purporting to be a class action was brought by General Refractories Company against Washington Mills Electro Minerals Corporation, the Company and unknown co-conspirators for alleged price fixing in the artificial abrasive grains market in violation of the U.S. anti-trust laws during the period from January 31, 1985 through the date of the complaint. The complaint seeks recovery of treble damages but alleges that the amount of damages are undetermined. On or about July 17, 1995, a law suit captioned ``Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, ''(95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. The Company believes that it has meritorious defenses to the complaint, and it intends to vigorously defend against the action.

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

                             PART II - OTHER INFORMATION

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

            c.   Federal Proceedings

                 Reference is made  to the information  contained in Part  I,
       Item 3. Legal Proceedings under the heading "Federal Indictments" contained in the Company's 1993 Form 10-K Report, which is hereby incorporated herein by reference. The proceedings described thereunder are hereinafter referred to as the ``Antitrust Proceedings''.

                 Reference is made to the information concerning the DLA Suspension contained in Note 7(b) ``Legal Matters '' of the Notes to consolidated Financial Statements beginning on page 9 of this Form 10-Q, which is hereby incorporated herein by reference.

                 On May 16, 1995, the Company and its former Executive Vice President were indicted under 18 U.S.C. Section 1001 in Federal court in the Eastern District of Virginia (Crim. No. 95-236-A) for an allegedly false certification, which denied the existence within the preceding three years of any indictments of the kind involved in the pending Antitrust Proceedings, made by the Executive Vice President in a DLA sales contract in November of 1994. After trial, which was completed on August 1, 1995, a jury found both the Company and its former Executive Vice President not guilty of all charges.

            d. General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company.

                 The description of a class action lawsuit relating to claims under the Sherman Act brought by General Refractories Company against Washington Mills Electro Mineral Corporation and the Company, appearing under the heading ``Legal Matters'' under Note 7(b) to the Notes to Consolidated Financial Statements on Page 10 of the Company's Form 10-Q reported for the period ended March 31, 1995, is hereby incorporated herein by reference. On or about July 17, 1995, a law suit captioned ``Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, '' (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint.

       Item 2.  Change in Securities

            None

       Item 3.  Defaults Upon Senior Securities

            None

       Item 4.  Submission of Matters to a Vote of Security Holders

            Reference is made to Item 4 of the Company's Form 10-Q for the quarter ended March 31, 1995, which is hereby incorporated herein by reference.

       Item 5.  Other Information

            None

       Item 6.  Exhibits and Reports on Form 8-K

            None

                                      SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

       EXOLON-ESK COMPANY


       /S/ J.A. Bernardoni
       -------------------------------------
       James A. Bernardoni, Acting Principal
       Executive, Financial, and Accounting
       Officer


       /S/ J.A. Bernardoni
       -------------------------------------
       James A. Bernardoni, Acting Principal
       Executive, Financial, and Accounting
       Officer


       Date:     August 11, 1995

                                   EXHIBIT INDEX
       Exhibit
         No.              Description                  Reference
      _______     ___________________________  _________________________
         3A        Restated Certificate of      Exhibit 3A to the report
                   Incorporation                on Form 10-K for the year
                                                ended December 31, 1989*

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

         22        Published Report Regarding   None
                   Matters Submitted to Vote
                   of Security Holders

         23        Consents of Experts and      None
                   Counsel

         24        Power of Attorney            None

         27        Financial Data Schedule      Submitted electronically

         99        Conditional Exhibits         None

         * Incorporated herein by reference


                                                                   Exhibit 11
                       Exolon-ESK Company and Subsidiaries
                        Computation of Earnings Per Share
                      (In Thousands, Except Per Share Data)
                                          Three Months       Six Months
                                         Ended June 30,     Ended June 30
                                        1995       1994     1995     1994
                                      ______     ______   ______    ______
           Net earnings               $1,014        $75   $1,190      $196
           Less Preferred Stock
           Dividends:
                Series A                  (6)        (6)     (11)      (11)
                Series B                  (6)        (6)     (11)      (11)
                                      ------     ------   ------    ------
           Undistributed earnings     $1,002        $63   $1,168      $174
           Net earnings attributable
           to:
                Common Stock (50.0%)     501       31.5      584        87
                Class A Common Stock
                 (50.0%)                 501       31.5      584        87
                                      ------     ------   ------    ------
                                      $1,002        $63   $1,168      $174
                                      ======     ======   ======    ======
           Net earnings per share of
           Common Stock:
                Primary                $1.04      $0.07    $1.21     $0.18
                Fully Diluted          $1.01      $0.08    $1.18     $0.19

           Net earnings per share of
           Class A Common Stock:
                Primary                $0.98      $0.06    $1.14     $0.17
                Fully Diluted          $0.95      $0.07    $1.11     $0.18

           Weighted Average Shares
           Outstanding:

                Primary:

                Common Stock         482,000    482,000  482,000   482,000
                Class A Common Stock 513,000    513,000  513,000   513,000

                Fully Diluted:

                Common Stock         504,000    504,000  504,000   504,000
                Class A Common Stock 535,000    535,000  535,000   535,000
