Form 10-Q
period 1995-09-30
EXOLON ESK CO
filed 1995-11-06
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
            (Mark     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]
              For the quarterly period ended      September 30,  1995
                                             ____________________________

                                         OR

             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

           Commission file number                  1-7276
                                  _______________________________________

                                EXOLON-ESK COMPANY
           _______________________________________________________________
               (Exact name of registrant as specified in its charter)

                  Delaware                             16-0427000
           ______________________            ____________________________
              (State or other                       (I.R.S. Employer
              jurisdiction of                     Identification No.)
              incorporation or
               organization)

                     1000 East Niagara Street, Tonawanda, New
                                    York 14150
                     ________________________________________
                     (Address of Principal Executive Offices)
                                    (Zip Code)

                                  (716) 693-4550
                     ________________________________________
                         (Registrant's telephone number,
                               including area code)
           _______________________________________________________________
           (Former name, former address and former fiscal year, if changed since last report)

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
           requirements for the past 90 days.  YES..X..   NO.....

           As of November 11, 1995, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.

                                                              Total Pages: 19

                         PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements
                              Exolon-ESK Company
                      Condensed Consolidated Balance Sheet
                       (in thousands except share amounts)
                                                (Unaudited)
       ASSETS                                  September 30, December 31,
                                                   1995          1994
                                                ____________   ___________

       Current assets:
            Cash                                         $93          $467
            Accounts receivable (less allowance
              for doubtful accounts of $327 in
              1995 and $307 in 1994)                   9,601         6,936
            Inventories                               19,329        17,104
            Prepaid expenses                             360           399
            Deferred income taxes                        535           535
                                                 ___________    __________
       Total Current Assets                           29,918        25,441

       Investment in Norwegian joint venture           4,944         4,173
       Property, plant and equipment, at cost         55,378        53,438
       Accumulated depreciation                     (40,158)      (38,043)
                                                 ___________    __________
            Net property, plant and equipment         15,220        15,395
       Other assets                                      342           300
                                                 ___________    __________
       Total Assets                                  $50,424       $45,309
                                                 ===========    ==========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Notes payable                             $2,000        $2,000
            Current maturities of long-term debt       1,550           800
            Current maturities of capital
             lease obligations                             -            25
            Accounts payable                           3,691         2,805
            Accrued expenses                           1,756         1,622
            Income taxes payable                       1,574           135
                                                 ___________   ___________
                 Total Current Liabilities            10,571         7,387
                                                 ___________   ___________
       Deferred income taxes                           1,131         1,548
       Long-term debt excluding current
       installments                                   13,750        14,900
       Other long-term liabilities                     4,012         2,846

       Stockholder' equity:
          Preferred stock
            Series A - 19,364 shares issued              276           276
            Series B - 19,364 shares issued              166           166
          Common stock of $1 par value Author-
            ized 600,000 shares, 512,897 issued          513           513
          Class A common stock of $1 par value -
            Authorized 600,000 shares, 512,897
             issued                                      513           513
          Additional paid-in capital                   4,345         4,345
          Retained earnings                           15,877        13,545
          Cumulative translation adjustment             (362)         (362)
          Treasury stock, at cost                       (368)         (368)
                                                 ___________    __________
            Total Stockholders' Equity                20,960        18,628
                                                 ___________    __________
       Total Liabilities and Stockholders'
        Equity                                       $50,424       $45,309
                                                 ===========    ==========

        The accompanying notes are an integral part of these statements.

                               Exolon-ESK Company
                  Condensed Statements of Consolidated Income
                                   Unaudited
                    (in thousands except per share amounts)
                                          Three Months       Nine Months
                                        Ended September    Ended September
                                            30, 1995          30, 1995
                                         1995      1994    1995      1994
                                       _______  _______  _______   _______
       Net Sales                       $17,094  $15,185  $51,402   $44,592
       Cost of Goods Sold               13,042   11,750   39,650    35,354
                                       _______  _______  _______   _______
         Gross Profit Before
          Depreciation                   4,052    3,435   11,752     9,238
                                       _______  _______   ______   _______
       Depreciation                        762      781    2,286     2,342
       Selling, general &
        administrative expenses          1,221    1,273    3,784     3,757
       Research and development                     200       22       226
                                       _______  _______   ______   _______
                                         1,983    2,254    6,092     6,325
                                       _______  _______   ______   _______
         Operating Income                2,069    1,181    5,660     2,913
       Other Expenses (Income):
         Equity in (Earnings) before
          income taxes of Norwegian Jt.
          Venture                         (260)    (194)    (771)     (260)
         Interest expense                  381      345    1,090     1,039
         Miscellaneous expense (income)    (32)     918      159     1,458
                                       _______  _______   ______   _______
                                            89    1,069      478     2,237
                                       _______  _______   ______   _______
         Earnings before income taxes
         and cumulative effect of
         accounting change               1,980      112    5,182       676
     Income tax expense                    805      283    2,055       651
                                       _______  _______  _______   _______
         Earnings (loss) before
         cumulative effect of
         accounting change               1,175     (171)   3,127        25
     Cumulative effect of accounting
     change (net of income tax benefit)      -        -     (762)        -
                                       _______  _______  _______   _______
         Net Earnings (Loss)            $1,175    ($171)  $2,365       $25
                                       =======  =======  =======   =======
     PER COMMON SHARE:
      Earnings (loss) before cumula-
       tive effect of accounting change  $1.21   ($0.17)   $3.21     $0.01
      Cumulative effect of accounting
       change                                -        -    (0.79)        -
                                       _______  _______  _______   _______
      Net Earnings (Loss)                $1.21   ($0.17)   $2.42     $0.01
                                       =======  =======  =======   =======
     PER CLASS A COMMON SHARE:
      Earnings (loss) before cumulative
       effect of accounting change       $1.14   ($0.16)   $3.02     $0.01
      Cumulative effect of
       accounting change                     -        -    (0.74)        -
                                       _______  _______  _______    ______
      Net Earnings (Loss)                $1.14   ($0.16)   $2.28     $0.01
                                       =======  =======  =======    ======

        The accompanying notes are an integral part of these statements.

                                  Exolon-ESK Company
                   Condensed Statements of Consolidated Cash Flows
                                      Unaudited
                                   (in thousands)
                                                     Nine Months Ended
                                                       September 30,
                                                      1995        1994
                                                    _________    _________

     Cash Flow from Operating Activities:
       Net earnings                                   $2,365          $25

        Adjustments to reconcile net income to
        net cash provided by operating activities:

          Depreciation                                 2,286        2,342
          Cumulative effect of change in accounting
            for post-retirement benefits                 762            -
          Equity in (earnings) of Norwegian
            joint venture                               (771)        (247)
          (Gain) loss on fixed asset disposals            37            -

         Change in Assets and Liabilities:
          (Increase) decrease in:
            Accounts receivable                       (2,665)        (290)
            Inventories                               (2,225)        (872)
            Prepaid expenses                              39           (6)
            Deferred income taxes                          -            -
            Other assets                                 (42)         103
          (Decrease) Increase in:
            Accounts payable                             886       (1,232)
            Accrued expenses                             134           62
            Income taxes payable                       1,439         (171)
            Deferred income taxes                       (417)          (1)
            Other long-term liabilities                  404        1,106
                                                   _________    _________
     Net Cash Provided by Operating Activities         2,232          819

     Cash Flow from Investing Activities:
       Additions to property, plant and
        equipment                                     (2,148)      (1,542)
       Proceeds from fixed asset disposals               137            -
                                                   _________    _________
     Net Cash (Used) for Investing Activities         (2,148)      (1,405)
     Cash Flow from Financing Activities:
       Repayments on long-term construction
        financing loans and revolving
        credit agreement                                (400)         569
       Principal (repayments) on capital
        lease obligations                                (25)          19
       Dividends paid                                    (33)         (22)
                                                   _________    _________
     Net Cash Provided (Used) by Financing
      Activities                                        (458)         566
     Net (decrease) in cash                             (374)         (20)
     Cash at beginning of period                         467          113
                                                   _________    _________
     Cash at end of period                               $93          $93
                                                   =========    =========

        The accompanying notes are an integral part of these statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


       NOTE 1 The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1994 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period ended September 30, 1995.

       NOTE 2    Through  a   wholly-owned  non-operating  subsidiary,   the
       Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:

                                              Three Months      Nine Months
                                                  Ended            Ended
                                              September 30     September 30
                                            _______________   _______________
                    Joint Venture:            1995     1994    1995     1994

             Net Sales                       $1,855   $1,725   $5,725  $4,588
             Income before income taxes         260      194      771     260
             Net Income                         187      140      555     187


       NOTE 3 The following are the major classes of inventories (in thousands) as of September 30, 1995 and December 31, 1994 :

                                     September 30, 1995   December 31, 1994
                                        (Unaudited)
                                     __________________   _________________
      Raw Materials                          $2,459             $3,051
      Semi-Finished and Finished Goods       17,789             15,085
      Supplies and Other                      1,164              1,051
                                          _________           ________
                                             21,412             19,187
      Less:  LIFO Reserve                    (2,083)            (2,083)
                                          _________           ________
                                            $19,329            $17,104
                                          =========           ========


       NOTE 4 The Company entered into a Credit Agree ment on December 22, 1992 with a U.S. bank, providing for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000, 5 year term loan and for borrowing up to $2,000,000 under a demand line of credit.

       At  September  30,  1995   borrowings  of  $5,300,000   were
       outstanding under the revolving portion, borrowings of $2,000,000 were outstanding under the term loan portion and borrowings of $2,000,000 were outstanding under the demand line of credit portion of the U.S. Credit Agreement.

       The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. Borrowings outstanding at September 30, 1995 were $25,000 (Canadian funds).

       The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company upon refinancing of the bonds on January 22, 1993. The bonds mature on January 1, 2018.

                Long Term Debt (in thousands)      September
                Consists of:                        30, 1995      December
                                                  (Unaudited)     31, 1994
                                                   _________      ________
                Revolving Credit Agreement
                with a U.S. bank.  Interest
                at prime rate plus 1/4% or
                LIBOR plus 2 1/2% (9.00% at
                September 30, 1995).                $5,300         $5,100

                Term Loan Agreement with a
                U.S. Bank.  Interest at prime
                rate plus 1/2% or LIBOR plus
                2 3/4%  (9.25% at September
                30, 1995)                            2,000          2,600

                Industrial Revenue Bond held
                by an insurance company.
                Interest at a fixed rate of
                8 7/8%.  Bond maturity is
                January 15, 2018.                    8,000          8,000
                                                  ________       ________
                                                  $ 15,300       $ 15,700

                Less Current maturities              1,550            800
                                                  ________       ________
                                                   $13,750        $14,900
                                                  ========       ========


       NOTE 5    The Company provides certain health care and life  insurance
       benefits  to   eligible  retired   employees  and   their  spouses.
       Participants  generally  become  eligible  for  these  benefits  after achieving certain age and years of service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically.

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

       The Company's  Canadian  subsidiary  also  provides  certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. The Company adopted SFAS No. 106 effective January 1, 1995 for its Canadian subsidiary and recognized the initial obligation as a one-time, after-tax charge to earnings of $762,000 in the period ended March 31, 1995.

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

       NOTE 6    COMMITMENTS

            (a)  LEASE AGREEMENTS

       The Company  leases certain  machinery and  equipment  under
       capital and  operating  leases.   Total  minimum  lease  payments  due
       through 1998 are approximately $1,042,000 at September 30, 1995.

            (b)  ROYALTY AGREEMENTS

       The Company has a  royalty agreement covering production  of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a furnace plant. A separate royalty agreement covers the production of certain specialty products for the refractory markets. The agreements are for a period of 10 years each and expire July 31, 1996 and April 30, 2001 respectively. The royalty expense in U.S. dollars amounted to $483,000 and $406,000 in the nine months ended September 30, 1995 and 1994, respectively.

       NOTE 7    CONTINGENCIES

       a.   ENVIRONMENTAL ISSUES

            HENNEPIN, ILLINOIS PLANT

       On October 6, 1994, the Company entered into a Consent Order
       (the ``Consent Order '') with the Illinois Attorney General and the Illinois Environmental Protection Agency (``IEPA'') in complete settlement of a complaint brought by them which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System (``CEMS'') and to implement the required Best Available Control Technology (``BACT'') for air emissions, pursuant to an IEPA approved
       construction and  operating permit.   The Company is applying for  a
       construction permit to implement the BACT.

       Under the terms of  the Consent Order  the Company has  also agreed to pay a civil penalty of $1,300,000, payable in installments of $260,000 each on November 1, 1994, April 1, 1995, February 1, 1996,
       January 1,  1997 and  November 1,  1997.   The  Company recorded  an
       expense of $1,300,000 in the year ended December 31, 1994, which represents the civil penalty.

       In order  to  comply with  the  Consent Order  and  complete facility improvements, the Company expects to incur capital costs within the range from $12,000,000 to $14,000,000 over the next two
       years.    As  of September 30, 1995, the Company  has incurred
       approximately $900,000 of capital costs related to the facility
       improvements.   The Company expects to finance the costs of the
       required capital improvements through an underwritten credit enhanced bond offering possibly on a tax-exempt basis. The Company will seek to obtain a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order.

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

       The Company's joint venture has appointed a project group to complete a study and define a project to minimize sulfur and dust emissions which was presented to the Norwegian State Pollution Control Authority on March 1, 1995. The authority will need one year for the internal study of the report and a decision on the method for environmental compliance should be implemented by March 1996. The corrective actions proposed by the joint venture included capital investments costing approximately 4.5 million krone (approximately $705,000 at the September 30, 1995 exchange rate). The full costs associated with the implementation of these corrective actions are, as yet, not known as a result of various alternatives presently being considered by the Norwegian joint venture.

       b.   LEGAL MATTERS

       The Company is currently  involved in certain legal  matters as described in (a) above, and as further described below including certain employment and environmental matters. The Company is unable to determine at this time if it will be subject to civil or criminal penalties and if received, the potential amount of such penalties. In addition to the potential liabilities that the Company may experience in the legal proceedings brought by the Department of Justice and third parties, the Company may incur material expenses in defending against the actions, and it may incur such expenses even if it is found to have no liability for any of the charges asserted against it.

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

       On October 18, 1994,  a law suit was  commenced in the  U.S.
       District court for  the Eastern District  of Pennsylvania (No. 94-CV-
       6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains, in violation of Section 1 of the Sherman Act, 15 U.S.C. Section 1. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a law suit captioned ``Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company,'' (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       RESULTS OF OPERATIONS

       COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1995 WITH THE NINE MONTHS ENDED SEPTEMBER 30, 1994

       NET SALES. Total net sales increased by 15% to $51,402,000 during the nine months ended September 30, 1995 from $44,592,000 in the first nine months of 1994. The $6,810,000 increase is principally a result of a 16% increase in shipment volume of the Company's primary manufactured and purchased products in the first nine months of 1995 when compared to the first nine months of 1994 as a result of the continuation of a strong abrasives, steel and automotive market within the U.S.

       GROSS PROFIT.   Gross profit  prior to  depreciation expense  was
       $11,752,000 in the first nine months of 1995 when compared to $9,238,000 in the first nine months of 1994. As a percent of net sales, gross margins were 23% in the first nine months of 1995 compared to 21% in the same period of 1994.

       OPERATING EXPENSES.    Total  operating  expenses  decreased  to
       $6,092,000 in the nine months ended September 30, 1995 from $6,325,000 in the same period of 1994. Operating expenses as a percent of sales declined to 12% in the first nine months of 1995 compared to 14% in
       the first  nine months  of 1994.   The  Company's largest  portion  of
       operating expense, selling, general and administrative expense, increased marginally to $3,784,000 in the first nine months of 1995 when compared to $3,757,000 during the first nine months of 1994. As a percent of net sales, selling and general and administrative expense decreased to 7% in the first nine months of 1995 from 8% in the same period of 1994.

       OPERATING  INCOME.    Operating   income  increased  by  94%   to
       $5,660,000 in the nine months ended September 30, 1995 from $2,913,000 in the nine months ended September 30, 1994, principally a result of the increase in net sales, improved gross margins and the reduction of operating expenses.

       NORWEGIAN JOINT VENTURE. The Company's Norwegian joint venture, Orkla Exolon A/S, reported the Company's 50% share in the pre-tax earnings of the venture was $771,000 for the nine months ended September 30, 1995 versus $260,000 in the nine months ended September 30, 1994. The Company's share in the venture's net sales was $5,725,000 in the nine months ended September 30, 1995 when compared to $4,588,000 in the nine months ended September 30, 1994. The 25% increase in net sales resulted primarily from an increase in shipment volume, an improved product mix and increases in selling prices. The joint venture's gross margins, prior to depreciation, increased to 28% for the nine months ended September 30, 1995 versus 19% for the nine months ended September 30, 1994 principally due to increased operating efficiency resulting from increased sales, an improved product mix and overhead cost reductions.

       INTEREST AND MISCELLANEOUS EXPENSE. Interest expense increased marginally in the first nine months of 1995 due to higher average interest rates. Average borrowing levels of the Company's bank debt were reduced by approximately $400,000 in the first nine months of 1995. Miscellaneous expense decreased by $1,299,000 in the nine months ended September 30, 1995 compared to the first nine months of 1994. The decrease in miscellaneous expense is principally a result of the Company's recording of $1,350,000 of environmental reserves in the first nine months of 1994, when compared to the non-recording of environmental reserves in the first nine months of 1995.

       INCOME TAX.   The Company's effective  tax rate was  40% for  the
       nine months ended September 30, 1995 when compared to 96% for the nine months ended September 30, 1994. The decrease is primarily a result of the non-recurrence of $1,350,000 of non-deductible environmental reserves as recorded in the nine months ended September 30, 1994 and the tax effects therefrom.

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

       COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1995 WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1994

       NET SALES.  Total  net sales increased by  13% to $17,094,000  in the three months ended September 30, 1995 from $15,185,000 in the three months ended September 30, 1994. Shipment volume of the Company's primary manufactured and purchased products increased by approximately 14% in the third quarter of 1995, when compared to the same period during 1994.

       GROSS PROFIT.   Gross profit  prior to  depreciation expense  was
       $4,052,000 in the three months ended September 30, 1995 when compared to $3,435,000 in the three months ended September 30, 1994. As a percent of net sales, gross margins were 24% in the third quarter of 1995 compared to 23% in the third quarter of 1994. The 1995 increase in gross margins is primarily a result of the increase in net sales experienced by the Company in the third quarter of 1995 when compared to the third quarter of 1994.

       OPERATING EXPENSES.    Total  operating  expenses  decreased  by
       $271,000 or 12% to $1,983,000 in the three month period ended September 30, 1995 from $2,254,000 during the same period of 1994. Research and development expense declined by $200,000 in the 1995 third quarter when compared to the 1994 third quarter. In addition, selling, general and administrative expense decreased by $52,000 in the third quarter of 1995 when compared to the third quarter of 1994. As a percent of net sales, selling general and administrative expense decreased to 7% in the third quarter of 1995 from 8% in the same 1994 period.

       OPERATING INCOME.  Operating income increased by $888,000 or  75%
       to $2,069,000 in the third quarter of 1995 from $1,181,000 in the third quarter of 1994, primarily as a result of the increase in sales and gross profit and the reduction of operating expenses.

       NORWEGIAN JOINT VENTURE.    The Norwegian  joint  venture  Orkla
       Exolon-A/S, reported the Company's 50% share in the pre-tax earnings of the venture was $260,000 for the three months ended September 30, 1995 versus a pre-tax profit of $194,000 during the three months ended September 30, 1994. The Company's share in the venture's net sales was $1,855,000 in the three months ended September 30, 1995 when compared to $1,725,000 in the three months ended September 30, 1994. The 8% increase in net sales resulted primarily from an increase in shipment volume.

       INTEREST AND MISCELLANEOUS EXPENSE.   Interest expense  increased
       by $36,000 to $381,000 in the third quarter of 1995 from $345,000 during the third quarter of 1994. The 10% increase resulted from higher average interest rates on the Company's revolver and operating lines of credit during the third quarter of 1995 when compared to the third quarter of 1994. Miscellaneous expense decreased by $950,000 in the three months ended September 30, 1995. The decrease in miscellaneous expense is principally a result of the Company's recording of $864,000 of environmental reserves in the third quarter of 1994, when compared to the non-recording of environmental reserves in the third quarter of 1995.

       LIQUIDITY AND CAPITAL RESOURCES

       As of September 30, 1995, working capital (current assets less current liabilities) has increased to $19,347,000, when compared to $18,054,000 as of December 31, 1994. Accounts receivable increased by $2,665,000 as of September 30, 1995 versus 1994 year end primarily as a result of the increase in net sales during the first nine months of 1995 versus 1994. Inventory increased by $2,225,000 at September 30, 1995 when compared to December 31, 1994. Accounts payable and income taxes payable increased by $886,000 and $1,439,000, respectively as of September 30, 1995 versus December 31, 1994. The adverse effect of the payable increases were offset by the $400,000 decrease in long-term debt recorded in the first nine months of 1995.

       For the nine months ended September 30, 1995, net cash provided by operating activities was $2,232,000. Outstanding bank indebtedness decreased by $400,000, and cash reserves decreased by $374,000 at September 30, 1995 compared to December 31, 1994. Net cash provided by operating activities was sufficient to fund $2,148,000 of capital expenditures in the nine months ended September 30, 1995.

       The Company's current ratio decreased to 2.8 to 1.0 a t September
       30, 1995 from 3.5 to 1.0 as of December 31, 1994. The ratio of total liabilities to shareholder's equity was 1.5 to 1.0 as of September 30, 1995 and 1.4 to 1.0 as of December 31, 1994. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

       The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its Hennepin, Illinois silicon carbide furnace plant. For further information see Note 7(a) to the Notes to Consolidated Financial Statements beginning on page 7, which is incorporated herein by reference.

       Reference is made to the descriptions of the following legal matters, under the caption ``Legal Matters'' beginning on page 8 of this Form 10-Q Report, which descriptions are incorporated herein by reference: (i) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking $2,000,000 in damages against certain former officers and employees; (ii) antitrust proceedings commenced in February 1994 against the Company and others; (iii) a temporary suspension imposed upon the Company and others in December 1994 by the U.S. Defense Logistics Agency; and (iv) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. In July 1995.

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

       Reference is made to the information concerning the DLA Suspension contained in Note 7(b) ``Legal Matters '' of the Notes to Consolidated Financial Statements beginning on page 8 of this Form 10-Q, which is hereby incorporated herein by reference.

            d. General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company

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

            None

       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None

       ITEM 5.  OTHER INFORMATION

            None

       ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

            Computation of Earnings Per Share, Exhibit 11

            Financial Data Schedule, Exhibit 27

                                      SIGNATURE

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









       EXOLON-ESK COMPANY





       /S/ J.A. Bernardoni
       _____________________________________
       James A. Bernardoni, Acting Principal
       Executive, Financial, and Accounting
       Officer


       /S/ J.A. Bernardoni
       _____________________________________
       James A. Bernardoni, Acting Principal
       Executive, Financial, and Accounting
       Officer




       Date:     November 9, 1995

                                   EXHIBIT INDEX
         Exhibit           Description                  Reference
           No.
     ____________  ________________________    ___________________________
         3A        Restated Certificate of      Exhibit 3A to the report
                   Incorporation                on Form 10-K for the year
                                                ended December 31, 1989*

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

         11        Statement of computation of  Page 19
                   per share earnings

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

         27        Financial Data Schedule      Submitted electronically

         99        Conditional Exhibits         None

         * Incorporated herein by reference

                                                                   Exhibit 11
                       Exolon-ESK Company and Subsidiaries
                        Computation of Earnings Per Share
                      (In Thousands, Except Per Share Data)

                                          Three Months    Nine Months
                                              Ended          Ended
                                          September 30,   September 30
                                          1995    1994    1995    1994
                                         ______  ______  ______  ______
      Net earnings (loss)
                                         $1,175   ($171) $2,365     $25

      Less Preferred Stock Dividends:
         Series A                            (6)      -     (16)    (11)
         Series B                            (6)      -     (16)    (11)
                                         ______  ______  ______  ______
      Undistributed earnings (loss)      $1,163   ($171) $2,333      $3

      Net earnings (loss) attributable
        to:

         Common Stock (50.0%)             581.5   (85.5) 1,166.5    1.5
         Class A Common Stock (50.0%)     581.5   (85.5) 1,166.5    1.5
                                         ______  ______  _______  _____
                                         $1,163   ($171)  $2,333     $3
                                         ======  ======  =======  =====
      Net earnings (loss) per
       share of Common Stock:

         Primary                          $1.21  ($0.17)   $2.42  $0.01
         Fully Diluted                    $1.17       -    $2.35      -

      Net earnings (loss) per
       share of Class A Common Stock:

         Primary                          $1.13  ($0.16)   $2.28   $0.01
         Fully Diluted                    $1.10       -    $2.21       -

      Weighted Average Shares
       Outstanding:

         Primary:

          Common Stock                  482,000  482,000 482,000 482,000
          Class A Common Stock          513,000  513,000 513,000 513,000

         Fully Diluted:

          Common Stock                  504,000  504,000 504,000 504,000
          Class A Common Stock          535,000  535,000 535,000 535,000
