Form 10-K
period 1995-12-31
EXOLON ESK CO
filed 1996-03-28
CIK 34046

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

           (Mark One)                 FORM 10-K
           [X]

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1995
                                          OR
           []

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES
                                 EXCHANGE ACT OF 1934
                          For the transition           to
                                 period from  _______      _______

                         Commission file          1-7276
                                  number       ____________

                               EXOLON-ESK COMPANY
                            _________________________
                          (Exact name of registrant as
                            specified in its charter)

                   Delaware                              16-0427000
             ____________________                    ___________________

                (State or other                       (I.R.S. Employer
                jurisdiction of                      Identification No.)
               incorporation or
                 organization)
                            1000 East Niagara Street,
                               Tonawanda, NY 14150
                            _________________________

                         (Address of Principal Executive
                                     Offices
                                 (716) 693-4550
                             _______________________

                         (Registrant's telephone number,
                              including area code)

                                                          Name of each
           Title of each class                          exchange on which
                                                           registered
           ____________________                         _________________
           Common stock $1 par                            Boston Stock
                  value                                     Exchange

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes   X      No

          At February 6, 1996 the aggregate market value of the publicly traded voting stock held by nonaffiliates of the Registrant was $2,200,105 based upon the closing price of the Registrant's Common Stock on that date as reported by the Boston Stock
          Exchange. Solely for the purposes of this calculation all persons who are or may be Officers or Directors of the Registrant and all persons or groups that have filed Schedules 13D with respect to the Registrant's stock have been deemed to be affiliates.

          As of February 6, 1996, the Registrant had outstanding 481,995 shares of $1 par value Common Stock.

          Documents Incorporated by Reference

          Portions of the Registrant's 1993 Form 10-K, Form 10-Q for the period ended September 30, 1993, Form 10-Q for the period ended March 31, 1995, and the Proxy Statement dated April 5, 1996 are incorporated by reference in Parts I, II and III of this report.

                                                   Exhibit Index - page  66

                                                        Total Pages -   134


                                        PART I

          Item 1.  Business

                                  EXOLON-ESK COMPANY

          (a)  General Development of the Business

               The Exolon Company was founded in 1914 as a Massachusetts corporation and reincorporated as a Delaware corporation in 1976. On April 27, 1984, ESK Corporation merged into the Exolon Company and the resulting company was renamed Exolon-ESK Company. (As used herein, the Company refers to Exolon-ESK Company and its wholly owned Canadian Subsidiary.) The Company issued 499,219 shares of its Class A Common Stock and 31,523 shares of its
          Series B Convertible Preferred Stock to Wacker Chemical Corporation as a result of the merger. In December of 1995, Wacker Chemical Corporation transferred all of its Company stock to Wacker Chemicals (USA), Inc. ( Wacker USA ).

               The Company is engaged in the business of manufacturing and selling products which are used principally for abrasive, refractory and metallurgical applications. The primary products of the Company are fused aluminum oxide and silicon carbide. Other product lines include fused specialty products sold to the refractory industry.

               Effective at the time of the merger, the Company entered into a Restated Patent License Agreement with Elektroschmelzwerk Kempten GmbH ("Kempten"). Both Kempten and Wacker USA are wholly owned subsidiaries of Wacker Chemie GmbH. At the time of the merger, the Company also entered into an exclusive distributorship and sales representation agreement with Kempten for the United States and Canada relating to silicon carbide products. The Company makes sales as a distributor and as a sales representative under this agreement. The Company is currently in discussions with Kempten with regard to amendments of this agreement. Should the agreement be terminated, the Company believes that purchases of the products now covered by the agreement can be made in sufficient quantities and at prevailing market prices from alternative suppliers, including from its Norwegian joint venture. In addition, the Company represents Kempten as a distributor of boron carbide grains to selected markets.

          (b)  Financial Information about Industry Segments

               The Company has only one business segment, the manufacture of abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment.

          (c)  Narrative Description of Business

               The Company's crude silicon carbide is produced at the Company's plant in Hennepin, Illinois. The Company produces crude aluminum oxide and certain other products at its plant in Thorold, Canada owned by Exolon-ESK Company of Canada, Ltd. ("Exolon Ltd."), its wholly owned subsidiary. Some of the crude products are sold directly to customers, but most of the crude products are shipped to the Company's plant in Tonawanda, New York, where the Company crushes, grades and formulates the crude products into granular products for sale to customers.

               Methods of distribution. While most of the Company's products are sold directly to its customers by sales representatives employed by the Company, a portion of the sales are made through industrial distributors located throughout the United States and Canada. Export sales are made on a direct basis and through agents.

               Raw  materials.   The principal  raw materials  used by  the
          Company are abrasive grade bauxite, petroleum coke, silica sand and cast iron borings.

               The  Company purchases  many other  products  such as  fiber
          drums,   wood  pallets,   bags,  oil,  natural   gas,  chemicals,
          electrodes and carbon products.

               The abrasive grade bauxite used by the Company presently comes from the Republic of Guinea in West Africa, Australia and The People's Republic of China. Petroleum coke and silica sand originate from United States sources.

               Large quantities of electric power are purchased from Ontario Hydro for use by the Company's Canadian furnace plant and from the Illinois Power Company for use in its Hennepin plant. The Company believes that adequate supplies of power will continue to be available. Adequate supplies of raw materials have in general been available to the Company at competitive prices.

               Employees. As of December 31, 1995, the Company had 267 employees. A new collective bargaining agreement was negotiated at the Tonawanda, New York plant in the third quarter of 1995. In 1993 and 1994, the Company negotiated new three year agreements with its Hennepin, Illinois and Thorold, Ontario manufacturing employees, respectively. In 1993, 1994 and 1995, agreement was reached on methods to further reduce employment levels, consolidate jobs and improve operational efficiencies.

               Major Customers. Sales to one customer accounted for 8% and 12% of consolidated net sales of the Company for the years ended December 31, 1995 and 1994. As of December 31, 1995 this customer's accounts receivable balance accounted for approximately 8% of the Company's total trade receivables. In management's opinion, the loss of this customer would not have a material adverse effect on the Company.

               Competition. The industry in which the Company is engaged is highly competitive. Principal North American competition is from three well established North American companies. In addition, substantial quantities of grain are imported and sold in North America by foreign based producers of abrasive grain. Each of the North American competitors, in addition to the Company, have silicon carbide grain processing facilities. Two of the three also have aluminum oxide crude and grain production operations, and all but one have silicon carbide crude production facilities.

               Competition  in the industry is based upon pricing, service, and product performance. The Company's products are sold to other manufacturers and, as a result, the distribution to the industry markets is highly competitive. Major customers are continually striving to remain competitive by controlling the costs for raw materials purchased from the Company. In order to meet customer demand and for competitive purposes, the Company maintains substantial inventories. In addition, it has been Company policy to confine its primary operations to the electric furnace production and processing of grain products.

               Backlog. As of December 31, 1995, the Company had a consolidated backlog of $5,235,000 as compared to $2,873,000 a year earlier. The increase in backlog principally results from increased 1995 sales recorded and reduced shipment levels in December 1995 resulting from the Company s holiday shut down between Christmas and New Years Day. All of this backlog is expected to be shipped in 1996.

               Seasonal  Effect.  The  Company's business is  generally not
          seasonal.   However,  vacation  shutdowns  by  a  number  of  its
          customers can influence third quarter sales.

               Pollution Control. The Company is involved in operations in which there is a continued risk that the environment could be adversely affected. The Company is in frequent contact with the various environmental agencies in the jurisdictions in which it operates in an attempt to maintain environmental compliance. The following represents the primary outstanding environmental issues currently being addressed.

               The Government of  Norway has held discussions  with certain
          Norwegian industries including the abrasive industry concerning the implementation of reduced gaseous emission standards. The Company's Norwegian joint venture is participating in these discussions to help achieve the Norwegian Government's objectives as well as assuring long term economic viability for the joint venture.

               The Company s joint venture appointed a project group to complete a study and define a project to minimize sulfur and dust emissions which was presented to the Norwegian State Pollution Control Authority ( Authority ) on March 1, 1995. The Authority has prepared an internal study of the report and the Authority s draft for new concessions was presented to the joint venture in February 1996. Based on a consensus for the metallurgical industry, the joint venture has initiated discussions with the Authority to obtain acceptable emissions levels. The costs associated with the implementation of environmental expenditures are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture.

               The Company has been directed by the Illinois Environmental Protection Agency to control its sulfur emissions at its Hennepin, Illinois silicon carbide furnace plant. Reference is made to the information contained in Note 14(a) of the Notes to Financial Statements beginning on page 40, which is hereby incorporated herein by reference.

               Management believes all necessary pollution control equipment at the Company's plants in Tonawanda, New York and Thorold, Ontario are in place, and all current pollution control requirements are being met at both plants.

               Norwegian   Operations.       The   Company's   wholly-owned
          subsidiary, Norsk Exolon A/S is a limited partner in a Norwegian partnership, Orkla Exolon K/S (the "Partnership"), which is engaged in the manufacture and sale of silicon carbide crude and grain products.

               Norsk Exolon A/S has a 50% interest in the Partnership, with another Norwegian company, Orkla A/S, owning the balance. The furnace plant, processing plant and other facilities of the Partnership were constructed in the early 1960's under the guidance and technical direction of the Company. The partnership began manufacturing operations during 1963.

          (d) Financial Information about Foreign and Domestic Operations and Export Sales

               Financial information about foreign and domestic operations and export sales is incorporated by reference to Note 5 of Notes to Consolidated Financial Statements, appearing on pages 26-28 of
          Part II, Item 8.

               The financial statements of Orkla Exolon K/S are also included in this Form 10-K on the financial statement schedules on pages 49-64. The Company's interest in the Norwegian partnership is subject to the usual risks of foreign investment, including currency fluctuations. Currency fluctuation is also a risk associated with the Company's Canadian plant operations. The Company reduces Canadian currency exposure with the use of foreign currency forward contracts as hedges against certain commitments in Canadian dollars.

          Item 2.  Properties

               The Company's main office and grain processing plant are located in Tonawanda, New York. The plant and office buildings, which are owned by the Company, contain 273,000 square feet of space, and occupy 6 of 34 acres owned by the Company at this site. The facilities were originally completed in 1943, and substantial additions to the plant have been made since that date.

               The Company has an electric furnace plant situated in Thorold, Ontario, Canada. All plant and office buildings at the plant are owned by the Company, as well as the 43 acres of land on which the facilities are located. In total, the buildings consist of 251,000 square feet of space. The plant was originally built in 1914. Substantial additions have been made in subsequent years, including the construction of a new aluminum oxide furnace in 1985.

               The Company's Hennepin, Illinois plant includes four outdoor furnace groups and buildings of 47,800 square feet, located on a 78 acre site which is owned by the Company. Construction began in late 1977 and was completed in the Spring of 1979 for three furnace groups. The expansion to a fourth furnace group was completed in 1989.

               The Company also has operations in Norway conducted through a joint venture, Orkla Exolon K/S, of which the Company owns 50% through the Company's wholly-owned subsidiary, Norsk Exolon A/S, a holding company. The office and plant of the Norwegian joint venture are located in Gjolme, Norway. The plant and office building, and the land upon which it is situated, are owned by the joint venture. In total, the plant and office consist of 154,000 square feet of space, on 88 acres of land. The plant and office were constructed from 1961-1963, with substantial additions made thereafter.

               The Company believes that all of these plants are in good condition and suited for the purposes for which they are operated.

          Item 3.  Legal Proceedings

          a.   Environmental Proceedings - Hennepin, Illinois Plant

               Reference is made to the information presented under the heading "Environmental Issues - Hennepin, Illinois Plant" appearing under Note 14(a) to the Notes to Consolidated Financial Statements contained in this Form 10-K Report, which is hereby incorporated herein by reference.

          b. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. v. Michael Perrotto, et al.

               Reference is  made to the information contained in "PART II,
          Item 1. Legal Proceedings, under the heading "Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. v. Michael Perrotto, et al." (the Perrotto Case ) in the Company's Form 10-Q Report for the period ended September 30, 1993, which is hereby incorporated herein by reference.

               On February 29, 1996, the Company and Exolon-Canada entered into a Final Release (the Release ) with their insurance carriers whereby they agreed to release the carriers from all claims based on the activities of the defendants in the Perrotto Case, in consideration of a payment of $535,000 Canadian (approximately $390,000 U.S.). Under the terms of the Release, the insurance carriers denied any liability, and the payment may not be indicative of the amount of any recovery that may be obtained from the defendants.

          c.   Federal Proceedings

               Reference is made to the information contained in Part I, "Item 3. Legal Proceedings" under the heading "e. Federal Indictments" in the Company's Form 10-K Report for the year ended December 31, 1993, which is hereby incorporated herein by reference. The proceedings described thereunder are hereinafter referred to as the "Antitrust Proceedings".

               Reference is made to information concerning the DLA suspension contained in Note 14(b) "Legal Matters" of Part II,
          Item 8, Notes to Consolidated Financial Statements beginning on page 41, which is hereby incorporated herein by reference

          d. General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company

               The description of a class action lawsuit relating to claims under the Sherman Act brought by General Refractories Company against Washington Mills Electro Mineral Corporation and the Company, appearing under the heading Legal Matters under Note 7(b) to the Notes to Consolidated Financial Statements on Page 10 of the Company s Form 10-Q reported for the period ended March 31, 1995, is hereby incorporated herein by reference. On or about July 17, 1995, a law suit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was
          commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint.

          Item 4.  Submission of Matters to a Vote of Security Holders

               None.
                                       PART II


          Item 5.   Market  for  Registrant's   Common  Stock  and  Related
                    Stockholder Matters

               The Company's  Common Stock  is traded on  the Boston  Stock
          Exchange.    The quarterly  common  stock  price  ranges  are  as
          follows:

                        PRICE RANGE OF COMMON STOCK BOSTON STOCK EXCHANGE

                                             QUARTER

                          1            2            3              4
                      _________   __________   ______________  _____________
           High-Low $17-1/2 -16  $18-1/2 -15  $18-1/2 -18-1/2  $22 - 18-5/8
           1995

           High-Low    $22 - 20     $20 - 18        $18 - 17   $17-1/4 -17-1/4
           1994

               Information concerning limitations on the payment of dividends on the Company's Common Stock is hereby incorporated by reference to Notes 8 and 10 to Notes to Consolidated Financial Statements beginning on pages 29 and 33, respectively.

               The number of stockholders of record of the Company's Common Stock, $1 par value, was 178 as of February 6, 1996. The Company did not pay any dividends on its Common Stock in 1995 or 1994.

               The shares of the Company's Class A Common Stock, all of which are owned by Wacker Chemical (USA), Inc., are not publicly traded.

          Item 6.   Selected Financial Data

               The "Selected Financial Information" for the five years ended December 31, 1995 appears on pages 8 and 9.



                            EXOLON-ESK COMPANY AND SUBSIDIARIES
                        (thousands of dollars except share amounts)

          SELECTED FINANCIAL INFORMATION          YEARS ENDED DECEMBER 31,
                                             1995   1994    1993   1992    1991
                                            ______ ______  ______ ______  ______

          Statement of Operations:
          Net Sales                        $68,592 $59,494 $58,225 $58,387 $53,390
          Cost of Goods Sold                53,212  46,631  45,860  46,009  40,889
          Depreciation                       2,873   2,992   3,210   3,182    3,084

          Selling, General and               4,958   5,039   5,478   4,673    5,875
          Administrative Expense
          Research and Development              22     289      54      64      249
          Environmental Compliance Charges       -   1,357       -     210       -
                                            ______  ______   _____   _____    _____
              Operating Income               7,527   3,186   3,623   4,249    3,293

          Other (Income) Expenses:
           Equity in (Earnings) Loss of      (793)   (431)      32     151      796
          Norwegian Joint Venture
            Interest Expense                 1,469   1,480   1,441   1,367    1,974
            Other                              (6)     195     232     495    (145)
                                             _____   _____   _____   _____     ____


          Earnings before Income Taxes and Cumulative
            Effect of  Accounting Change     6,857   1,942   1,918   2,236      668
          Income Tax Expense                 2,893     426     712     923      125
                                             _____   _____   _____   _____   _____

          Earnings before Cumulative Effective of
            Accounting Change                3,964   1,516   1,206   1,313      543
          Cumulative Effect of Accounting Change -
            Net of Income Tax Benefit        (502)       -  (1,173)      -        -
                                             _____   _____  ______   _____    _____
          Net Earnings                      $3,462  $1,516     $33  $1,313     $543
                                             =====   =====   =====   =====    =====

          Primary Earnings (Loss) per share of Common
          Stock:
              Earnings before Cumulative Effect
                of Accounting Change         $4.07   $1.53   $1.21   $1.42    $0.56
              Cumulative Effect of Accounting Change -
                 Net of Tax Benefit        ($0.52)       - ($1.22)       -       -
                                            ______   _____  ______   _____    _____

          Net Earnings (Loss) per share      $3.55   $1.53 ($0.01)   $1.42    $0.56
                                             =====   =====  ======   =====    =====

          Primary Earnings (Loss) per share of Class A Common
          Stock:
            Earnings before Cumulative Effect of

              Accounting Change              $3.82   $1.44    $1.14   $1.16   $0.46
            Cumulative Effect of  Accounting Change -
               Net of Tax Benefit          ($0.49)       -  ($1.15)       -       -
                                            ______   _____   ______   _____   _____
          Net Earnings (Loss) per share      $3.33   $1.44  ($0.01)   $1.16   $0.46
                                            ======   =====   ======   =====   =====




                            EXOLON-ESK COMPANY AND SUBSIDIARIES
                        (thousands of dollars except share amounts)

          SELECTED FINANCIAL INFORMATION -
          CONTINUED                               YEARS ENDED DECEMBER 31,

                                             1995   1994    1993   1992    1991
                                            _____   _____  _____   _____  _____
          Fully Diluted Earnings per share of Common
          Stock:

              Earnings before Cumulative Effect
                of  Accounting Change        $3.93   $1.50  $1.20   $1.39  $0.58
              Cumulative Effect of Accounting Change -
                 Net of Tax Benefit        ($0.49)       -($1.17)       -      -
                                            ______   _____  _____   _____  _____

          Net Earnings per share             $3.44   $1.50  $0.03   $1.39  $0.58
                                             =====   =====  =====   =====  =====

          Fully Diluted Earnings per share of Class A Common
          Stock:
            Earnings before Cumulative Effect of
              Accounting Change              $3.71   $1.42  $1.13   $1.14  $0.47

            Cumulative Effect of  Accounting Change -
               Net of Tax Benefit          ($0.47)       -($1.10)       -      -
                                             _____   _____  _____   _____  _____
          Net Earnings per share             $3.24   $1.42  $0.03   $1.14  $0.47
                                             =====   =====  =====   =====  =====

          Weighted Average Shares Outstanding:

              Primary:   Common Stock          482     482    482     482    482
                                             =====   =====  =====   =====  =====
                         Class A Common        513     513    513     513    513
                         Stock               =====   =====  =====   =====  =====

              Fully      Common Stock          504     504    504     504    504
          Diluted:                           =====   =====  =====   =====  =====

                         Class A Common        535     535    535     535    535
                         Stock               =====   =====  =====   =====  =====

          Dividends per share:
            Series A Cumulative Preferred  $1.1250 $0.8437$1.1250 $1.1250$1.9688
          Stock
            Series B Cumulative Preferred  $1.1250 $0.8437$1.0517 $0.8316$1.4552
          Stock

            Common Stock                         -       -      -       -      -
            Class A Common Stock                 -       -      -       -      -

          SUMMARY BALANCE SHEET
          INFORMATION:                                  DECEMBER 31,

                                             1995   1994    1993   1992    1991
                                            _____   _____  _____   _____  _____

          Current Assets                   $29,395 $25,441$25,434 $23,937$23,126
          Current Liabilities                7,981   7,387  8,660   8,021 11,783
                                            ______  ______ ______  ______ ______
          Working Capital                   21,414  18,054 16,774  15,916 11,343

          Total Assets                      50,215  45,309 45,834  45,925 47,614
          Long-Term Debt                    15,350  14,900 16,900  18,691 16,509
          Stockholders' Equity              22,298  18,628 16,770  16,813 16,286


          Item 7.   Management's   Discussion  and  Analysis  of  Financial
                    Condition and Results of Operations

               The following discussion and analysis reviews certain factors which produced significant changes in the Company's results of operations during the three years ended December 31, 1995.

          RESULTS OF OPERATIONS 1995 COMPARED TO 1994
               In 1995, the Company s net sales increased $9,098,000 to $68,592,000, an increase of 15% compared to net sales of $59,494,000 in 1994. The 1995 increase was primarily a result of an 18% increase in the Company s shipment volume of its principal manufactured and purchased products due to a strong demand for abrasive products during 1995, when compared to 1994. Average selling prices for the Company s principal manufactured and purchased products increased by approximately 1% during 1995, when compared to 1994.

               Consolidated net earnings were $3,462,000 or $3.55 per common share for the year ended December 31, 1995. This compares to consolidated net earnings of $1,516,000 or $1.53 per share for the 1994 year. During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS 106) for its Canadian subsidiary, which resulted in a one time non-cash after tax charge of $502,000 or $.52 per share. This statement requires that the cost of postretirement benefits, including health care and life insurance, be accrued during an employee s active working career. In years prior to 1995, these costs were expensed as paid. The Company s U.S. operations adopted SFAS 106 during 1993. Prior to the effect of this charge related to SFAS 106, the Company s consolidated net earnings were $3,964,000 for the 1995 year or $4.07 per share, when compared to $1,516,000 or $1.53 per share for 1994. In addition, 1994's net earnings were adversely affected by a $1,357,000 unusual charge related to the 1994 settlement of environmental litigation. (This charge is discussed further within Note 14(a) of the Notes to Consolidated Financial Statements, which is incorporated herein by reference and within the operating expense comparisons to follow.)

               Cost of sales, excluding depreciation, as a percentage of sales declined to 77.6% in 1995, when compared to 78.4% in 1994; therefore gross margins, as a percent of sales increased to 22.4% in 1995 compared to 21.6% in 1994. The 1995 enhancement is due primarily to the economies of scale available at the higher sales levels recognized in 1995 and the continued focus on increased manufacturing efficiencies at all Company facilities.

               Total operating expenses including depreciation were $7,853,000 during 1995 versus $9,677,000 during 1994. As a result operating income increased to $7,527,000 in 1995 compared to $3,186,000 for the 1994 year. The 1995 decrease in operating expenses of $1,824,000 is a result of the decreases of $119,000, 81,000, $267,000 and $1,357,000 in depreciation, selling and general and administrative, research and development and environmental compliance charges, respectively.

               Depreciation, as a percent of sales, was 4.2% for 1995 compared to 5.0% for 1994.

               Selling, general and administrative expense decreased by $81,000 in 1995, due principally to a $334,000 reduction in legal fees recorded during 1995 versus the prior year. Other selling and general and administrative expense categories were generally increased, with the exception of reduced health care costs, due to the increased 1995 sales volume of products shipped. As a percent of net sales, selling and general and administrative expense decreased to 7.2% in 1995, from 8.5% for the 1994 year.

               Research and development expense decreased by $267,000 for 1995 mainly as a result of the $188,000 decrease in expenses associated with R&D costs related to specialty refractory products at the Company s Canadian operation. During 1995, the Company eliminated R&D spending related to one of its specialty products produced at its Canadian plant.

               Interest expense from continuing operations declined to $1,469,000 in 1995 from $1,480,000 in 1994. Higher average interest rates experienced on the Company s variable rate debt were offset by lower average borrowing levels during 1995 versus the 1994 year. The average interest rate on the U.S. revolving and demand lines of credit was 8.4% during 1995 compared to 7.3% in 1994. The Company recorded lower average borrowing levels in 1995 on its U.S. and Canadian revolving and demand lines of credit and its U.S. term loan. The average total borrowing outstanding for the three revolving lines of credit combined with the term loan was $8.9 million for 1995, when compared to $10.5 million for the 1994 year.

               The Company s Norwegian joint venture, Orkla Exolon K/S, reported the Company s 50% share in the pre-tax income of the venture was $793,000 for the 1995 year versus pre-tax income of $431,000 for the 1994 year. The Company s share of the venture s net sales increased 19% in 1995 to $8,140,000 compared to
          $6,832,000 in 1994. Net sales, in terms of native currency, increased by 8% in 1995 compared to 1994. The increase in net sales was a result of the 1995 improved product mix and increases in selling prices. The joint venture s gross margins, prior to depreciation, increased to 24% for the 1995 year versus 18% for 1994, principally due to increased operational efficiency and a more favorable product mix.

               The 1995 income tax provision was $2,893,000, representing an effective rate of 42%. The 1995 effective rate reflects a rate which is more than the U.S. Federal statutory rate of 34% principally due to the inclusion of state and provincial income taxes. In addition, the Company has reserved $571,000 included in the 1995 tax provision for future taxes payable related to the repatriation of earnings of the Company s foreign subsidiaries.

          RESULTS OF OPERATIONS 1994 COMPARED TO 1993
               Net sales in 1994 were $59,494,000, representing an increase of 2.2% when compared to $58,225,000 in the year ended December 31, 1993. The Company's shipment volume for its primary products, which include manufactured and purchased products, increased by 3.2% in 1994 when compared to 1993. Average selling prices of the Company's primary products declined by approximately 1% in 1994, principally resulting from a less favorable product mix in 1994 when compared to the previous year.

               Consolidated net earnings were $1,516,000 for the year ended December 31, 1994 compared to net earnings, prior to the cumulative effect of an accounting change, of $1,206,000 during 1993. In 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS 106) for its U.S. operations. This statement requires that the costs of postretirement benefits, including health care and life insurance, be accrued during an employee's active working career. In years prior to 1993, these costs were expensed as paid. The cumulative effect of this one-time non-cash accounting change was $1,173,000 after taxes, therefore, net earnings after this one-time accounting change were $33,000 for the year ended December 31, 1993.

               Gross margins, prior to depreciation expense, increased to 21.6% in 1994 versus 21.2% in 1993. Depreciation expense decreased to $2,992,000 for the year ended December 31, 1994 when compared to $3,210,000 for the 1993 year. Depreciation as a percent of sales, was 5.0% for 1994 versus 5.5% for 1993.

               Selling, general and administrative expense decreased to $5,039,000 in 1994, when compared to $5,478,000 in 1993. The
          $439,000 reduction was primarily a result of a $400,000 decrease in bad debt expense during the 1994 year when compared to bad debt expense recorded for 1993. In 1993, a separate bad debt expense of $400,000 was recorded to reflect the estimated unrealizable portion of the outstanding receivable in connection with the Hennepin desulfurization project. In addition, the Company decreased office expenses by approximately $57,000 in 1994. Several of the remaining categories included in selling, general and administrative expense increased marginally in 1994 when compared to the previous year.

               Research and development expense increased to $289,000 in 1994 when compared to $54,000 during 1993. The increase primarily related to the 1994 additional research and development spending for specialty refractory products at the Company's Canadian facility.

               Environmental compliance charges of $1,357,000 were recorded in 1994 related to a $1,300,000 civil penalty associated with the October, 1994 settlement with the Illinois Environmental Protection Agency (IEPA). See "Liquidity and Capital Resources", below. In addition, the Company increased a reserve for its Canadian subsidiary by $57,000 for the environmental penalties assessed by the Ontario Ministry of Environment (MOE) upon a settlement between the Company and the MOE in August, 1994.

               Interest  expense from  continuing  operations increased  to
          $1,480,000  in 1994  from  $1,441,000  for the  1993  year.   The
          $39,000 increase in primarily to result of higher average interest rates during 1994 compared to average rates during 1993. The 1994 increase in average interest rates for the Company's revolving lines of credit was approximately 20%. The average interest rate on the U.S. revolving and demand lines of credit was 7.3% during 1994 versus 6.1% during 1993. The Company recorded lower average borrowing levels in 1994 on its U.S. and Canadian revolving and demand lines of credit. The average borrowing outstanding for the three revolving lines of credit was $10.5 million in 1994, when compared to $11.2 million during 1993. This 1994 reduction of average bank debt contributed to partially offset the adverse effect of the higher average interest rates incurred. The interest rate increases resulted from higher U.S. and Canadian prime rates experienced during 1994 versus the prior year.

               The Company's Norwegian joint venture, Orkla Exolon K/S, reported the Company's 50% share in the pre-tax income of the venture was $431,000 for the 1994 year versus a pre-tax loss of $32,000 for the 1993 year. The Company's share of the venture's net sales increased 25.5% in 1994 to $6,832,000 compared to $5,445,000 in 1993. The increase in net sales was a result of the 1994 increase in shipment volume, an improved product mix and increases in selling prices due to the strengthening European economy. The joint venture's gross margins, prior to depreciation, increased to 18% for the 1994 year versus 11% for 1993, principally due to increased operational efficiency and a more favorable product mix.

               Other expense of $195,000 was recorded in 1994, when compared to $232,000 in 1993. The continued stronger U.S. dollar against the Canadian dollar accounted for the recognition of transaction losses in translating the Canadian subsidiary's balance sheet from Canadian dollars to U.S. dollars.

               The 1994 income tax provision was $426,000 representing an effective rate of 22%. The 1994 effective rate reflects a rate which is less than the U.S. Federal statutory rate of 34% principally due to the 1994 recognition of Canadian investment tax credit carryforwards on the Company's books as deferred tax assets which were not recorded in the prior year. In addition, the Company's Norwegian joint venture eliminated a substantial income tax reserve related to a tax case which was settled during 1994. The aforementioned reduction in the Company's 1994 income tax provision were partially offset, however, by the recording of an increase to the current year provision of $442,000 due to the non-deductibility of $1,357,000 of environmental compliance charges which were discussed above.

          LIQUIDITY AND CAPITAL RESOURCES
               As of December 31, 1995, working capital (current assets less current liabilities) has increased to $21,414,000, when compared to $18,054,000 as of December 31, 1994. Accounts receivable increased by $1,960,000 as of December 31, 1995 versus 1994 year end primarily as a result of the increase in net sales during 1995 versus 1994. Inventory increased by $2,596,000 at December 31, 1995 when compared to December 31, 1994. Income taxes payable and accounts payable increased by $1,194,000 and $424,000, respectively, as of December 31, 1995 versus December 31, 1994. The adverse effect of the income taxes payable and accounts payable increase was offset by an $800,000 net decrease in notes payable and long-term debt during 1995.

               For the year ended December 31, 1995, net cash provided by operating activities was $3,539,000. Outstanding bank indebtedness decreased by $800,000, and cash reserves decreased by $27,000 at December 31, 1995 compared to December 31, 1994. Net cash provided by operating activities was sufficient to fund $2,695,000 of capital expenditures in the year ended December 31, 1995.

               The Company's current ratio increased to 3.7 to 1.0 at December 31, 1995 from 3.5 to 1.0 as of December 31, 1994. The ratio of total liabilities to shareholder's equity was 1.3 to 1.0 as of December 31, 1995 and 1.4 to 1.0 as of December 31, 1994.

               Current financial resources including the availability of the revolving and short-term lines of credit financing and anticipated funds from operations are expected to be adequate to meet normal requirements for the year ahead. The Company currently has lines of credit with borrowing capacities of $12,000,000 in the U.S. and $800,000 in Canada.

                The Company in its long-term cash planning normally covers capital expenditures with funds generated internally. Where abnormally large capital expenditure programs are involved, long-term financing vehicles are sometimes used. Total 1996 normal capital expenditures are forecasted at $3,000,000 to maintain and upgrade production facilities. The Company believes that funds generated internally should be sufficient to finance normal capital expenditure requirements in 1996. In addition to the Company s recurring capital expenditures of approximately $3,000,000 during 1996, the Company will incur capital costs within the range of $12,000,000 to $14,000,000 over the next two years to comply with its environmental permit in Illinois. As of December 31, 1995, the Company has incurred approximately $1,400,000 of capital costs related to the facility improvements. The Company expects to finance the costs of the required capital improvements through a bond offering possibly on a tax-exempt basis. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order. For further information see Note 14(a) to the Notes to Consolidated Financial Statements beginning on page 40, which is incorporated herein by reference.

               Reference is made to the descriptions of the following legal matters, under the caption Legal Matters beginning on page 41 of this Form 10-K Report, which descriptions are incorporated herein by reference: (i) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking $2,000,000 in damages against certain former officers and employees and a related insurance settlement; (ii) antitrust proceedings commenced in February 1994 against the Company and others; (iii) a temporary suspension imposed upon the Company and others in December 1994 by the U.S. Defense Logistics Agency; and (iv) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. in July 1995.

               A table presented  below, to assist further  in interpreting
          the  changes  in   financial  operations  for  the   three  years
          indicated, sets forth the following (I) percentages which certain items presented in the financial  statements bear to net sales of the  Company and  (ii) change  of such  items as compared  to the indicated prior year.

                                                         PERIOD TO PERIOD
                                                             INCREASE
                                                            (DECREASE)
                                                         IN RELATIONSHIP
                           RELATIONSHIP TO NET SALES           TO
                                                            NET SALES

                           YEARS ENDED DECEMBER 31,        YEARS ENDED
                           1995      1994      1993     1994-95    1993-94
                           _____     _____     _____     _____      _____


      Net Sales           100.0%    100.0%    100.0%         0%         0%
                           _____    ______     _____     ______      _____
      Cost of Goods Sold,
      excluding             77.6      78.4      78.8      (0.8)      (0.4)
      Depreciation

      Depreciation           4.2       5.0       5.5      (0.8)      (0.5)
      Selling, General
      and Administrative     7.2       8.5       9.4      (1.3)      (0.9)
      Expense
      Research and           0.0       0.4       0.1      (0.4)        0.3
      Development
      Environmental
      Compliance Charges       -       2.3         -      (2.3)        2.3
                           _____     _____     _____      _____      _____

                            89.0      94.6      93.8      (5.6)        0.8
                           _____     _____     _____      _____      _____
      Operating Income      11.0       5.4       6.2        5.6      (0.8)
      Other (Income)
      Expense: Equity in
      Loss (Income)  of
      Norwegian Joint
      Venture              (1.2)     (0.7)       0.1      (0.5)      (0.8)
      Interest Expense       2.2       2.5       2.4      (0.3)        0.1
      Other                  0.0       0.3       0.4      (0.3)      (0.1)
                           _____     _____     _____      _____      _____

                             1.0       2.1       2.9      (1.1)      (0.8)
                           _____     _____     _____      _____      _____
      Earnings Before       10.0       3.3       3.3        6.7        0.0
      Income Taxes
      Income Tax Expense     4.2       0.7       1.2        3.5      (0.5)
                           _____     _____     _____      _____      _____
      Earnings Before
      Cumulative Effect
      of Acctg Change        5.8       2.6       2.1        3.2        0.5
      Cumulative Effect
      of Acctg Change      (0.8)         -     (2.0)      (0.8)        2.0
                           _____     _____     _____      _____      _____


      Net Earnings           5.0 %     2.6 %     0.1 %      2.4%       2.5%
                            ====      ====      ====       ====       ====


          Item 8.   Financial Statements and Supplementary Data

               The Consolidated Financial Statements, together with the reports thereon of Ernst & Young LLP and Arthur Andersen LLP dated January 12, 1996 and January 27, 1994 respectively, appear on pages 16 through 43 to follow.


                            Report of Independent Auditors


          Board of Directors
          Exolon-ESK Company

          We have audited the accompanying consolidated balance sheets of Exolon-ESK Company and subsidiaries as of December 31, 1995 and
          1994, and the related consolidated statements of income, stockholders equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The financial statements and schedule of Exolon-ESK Company and subsidiaries for the year ended December 31, 1993, were audited by other auditors whose report dated January 27, 1994, expressed an
          unqualified  opinion   on  those  statements   and  included   an
          explanatory paragraph that described the accounting change discussed in Note 11 to these financial statements.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exolon-ESK Company and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          As discussed in Note 11 to the financial statements, in 1995 the Company changed its method of accounting for postretirement benefits other than pensions for its Canadian subsidiary.


                                                       S/ Ernst & Young LLP


          Buffalo, New York
          January 12, 1996
          Except for Note 14 b.(ii), as to which the date is February 29, 1996

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


          To Exolon-ESK Company:

          We  have  audited  the accompanying  consolidated  statements  of operations, changes in stockholders equity and cash flows of Exolon-ESK Company (a Delaware corporation) and subsidiaries for the year ended December 31, 1993. These consolidated financial statements and the schedules referred to below are the responsibility of the Company s management. Our responsibility is to express an opinion on these consolidated financial statements and schedules based on our audit.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Exolon-ESK Company and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

          As discussed in Note 11 to the consolidated financial statements, effective January 1, 1993, the Company changed its method of accounting for postretirement benefits for U.S. employees in accordance with Statement of Financial Accounting Standards No. 106, Employers Accounting for Postretirement Benefits Other Than Pensions.

          Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules per
          Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission s rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


          Rochester, New York,                       S/ Arthur Andersen LLP
             January 27, 1994
          (Except with respect to
          the matters discussed in
          Note 14, as to which the
          date is March 24, 1994
          and October 6, 1994.)

                                EXOLON-ESK COMPANY
                                 AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                YEARS ENDED DECEMBER 31,
          (thousands of dollars except per
          share amounts)                           1995     1994    1993
                                                  _____    _____   _____

          Net Sales                             $68,592  $59,494 $58,225
          Cost of Goods Sold                     53,212   46,631  45,860
                                                 ______   ______  ______
          Gross Profit Before Depreciation       15,380   12,863  12,365
          Depreciation                            2,873    2,992   3,210

          Selling, General & Administrative       4,958    5,039   5,478
          Expenses
          Research and Development                   22      289      54
          Environmental Compliance Charges            -    1,357       -
                                                 ______   ______  ______
          Operating Income                        7,527    3,186   3,623
          Other (Income) Expenses:

              Interest Expense                    1,469    1,480   1,441
              Equity in (Income) Loss of          (793)    (431)      32
          Norwegian Joint Venture
              Other                                 (6)      195     232
                                                 ______   ______  ______

          Earnings before Income Taxes and Cumulative
          Effect of
              Accounting Change                   6,857    1,942   1,918
          Income Tax Expense                      2,893      426     712
                                                 ______   ______  ______

          Earnings before Cumulative Effect of    3,964    1,516   1,206
          Accounting Change
          Cumulative Effect of Accounting
          Change -
          Net of Income Tax Benefit               (502)        - (1,173)
                                                 ______   ______  ______
              Net Earnings                       $3,462   $1,516     $33
                                                 ======   ======  ======

          Primary Earnings (Loss) Per Common
          Share:
              Earnings before Cumulative Effect $4.07 $1.53 $1.21 of Accounting Change
              Cumulative Effect of Accounting   ($0.52)        - ($1.22)
          Change                                 ______   ______  ______
              Net Earnings (Loss)                 $3.55    $1.53 ($0.01)
                                                 ======   ======  ======
          Primary Earnings (Loss) Per Class A Common
          Share:

              Earnings before Cumulative Effect $3.82 $1.44 $1.14 of Accounting Change
              Cumulative Effect of Accounting   ($0.49)        - ($1.15)
          Change                                 ______   ______  ______
              Net Earnings (Loss)                 $3.33    $1.44 ($0.01)
                                                 ======   ======  ======
          Fully Diluted Earnings Per Common
          Share:
              Earnings before Cumulative Effect   $3.93    $1.50       -
          of Accounting Change

              Cumulative Effect of Accounting   ($0.49)        -       -
          Change                                 ______   ______  ______
              Net Earnings                        $3.44    $1.50       -
                                                 ======   ======  ======
          Fully Diluted Earnings Per Class A Common
          Share:
              Earnings before Cumulative Effect   $3.71    $1.42       -
          of Accounting Change

              Cumulative Effect of Accounting   ($0.47)        -       -
          Change                                 ______   ______  ______
              Net Earnings                        $3.24    $1.42       -
                                                 ======   ======  ======
          Weighted Average Shares Outstanding
          (in thousands):
            Common Stock                            482      482     482
                                                 ======   ======  ======
          Class A Common Stock                      513      513     513
                                                 ======   ======  ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.

                                EXOLON-ESK COMPANY
                                 AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


          (thousands of dollars except share amounts)
                                                         DECEMBER 31,

                                                           1995    1994
                                                         ______  ______
          Assets
          Current assets:

            Cash                                           $440    $467

           Accounts receivable (less allowance for        8,896   6,936
          doubtful accounts of $419 in 1995 and $309
          in 1994)
            Inventories                                  19,700  17,104

            Prepaid expenses                                359     399
            Deferred income taxes                             -     535
                                                         ______  ______
          Total Current Assets                           29,395  25,441
                                                         ______  ______
          Investment in Norwegian joint venture           5,230   4,173
          Property, plant and equipment, net of
            accumulated depreciation
                                                         15,193  15,395
          Other assets                                      397     300
                                                         ______  ______
          Total Assets                                  $50,215 $45,309
                                                         ======  ======
          Liabilities and Stockholders' Equity

          Current liabilities:
            Notes payable                                     -  $2,000
            Current maturities of long-term debt          1,550     800
            Current maturities of capital lease               -      25
          obligations
            Accounts payable                              3,229   2,805

            Accrued expenses                              1,713   1,622
            Income taxes payable                          1,329     135
            Deferred income taxes                           160       -
                                                         ______  ______
          Total Current Liabilities                       7,981   7,387
                                                         ______  ______

          Deferred income taxes                           1,300   1,548
          Long-term debt                                 15,350  14,900
          Other long-term liabilities                     3,286   2,846
          Commitments and Contingencies
          Stockholders' equity:
            Preferred stock

              Series A (liquidation preference -            276     276
          $484)
              Series B (liquidation preference -            166     166
          $484)
            Common stock, issued 512,897 ($1 par            513     513
          value)
            Class A common stock, issued 512,897 ($1        513     513
              par value)
            Additional paid-in capital                    4,345   4,345

            Retained earnings                            16,952  13,545
            Cumulative translation adjustment              (99)   (362)
            Treasury stock, at cost                       (368)   (368)
                                                         ______  ______
          Total Stockholders' Equity                     22,298  18,628
                                                         ______  ______

          Total Liabilities and Stockholders' Equity    $50,215 $45,309
                                                         ======  ======

          The accompanying notes to consolidated financial statements are an integral part of these statements.


                         EXOLON-ESK COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE YEAR ENDED DECEMBER 31,

          (thousands of dollars)                       1995    1994    1993
                                                     ______  ______  ______

          Cash Flow from Operating Activities:
            Net earnings                             $3,462  $1,516     $33
            Adjustments to reconcile net earnings to net
            cash provided by operating activities:


            Depreciation                              2,873   2,992   3,210
            Cumulative effect of change in              502       -   1,173
             accounting for post-retirement
             benefits
            Equity in (income) loss of                (793)   (431)      32
             Norwegian joint venture
            (Gain) loss on fixed asset                   16    (56)    (15)
             disposals
            Deferred income taxes                       729     176 (1,060)
            Foreign currency adjustments                (2)    (14)      20
           Change in Assets and Liabilities:

            Accounts receivable                     (1,960)     656   (936)
            Inventories                             (2,596)   (347)      47
            Prepaid expenses                             40    (26)    (22)
            Other assets                               (97)     155     450
            Accounts payable                            424   (639)   (510)

            Due to affiliates                             -       -   (825)
            Accrued expenses                             91       6    (22)
            Income taxes payable                      1,194   (590)     230
            Other liabilities                         (344)     778     392
                                                     ______  ______  ______

                                                         77   2,660   2,164
                                                     ______  ______  ______
            Net Cash Provided by Operating            3,539   4,176   2,197
             Activities
          Cash Flow from Investing Activities:
                Capital expenditures                (2,695) (2,068) (2,185)
                Proceeds from fixed asset                 8     328      42
                 disposals                           ______  ______  ______

          Net Cash Used for Investing Activities    (2,687) (1,740) (2,143)
          Cash Flow from Financing Activities:
            Net (payments) of long-term debt          (800) (2,000)    (29)
            Dividends paid                             (54)    (32)    (43)

            Principal (payments) borrowings under      (25)    (50)       5
             capital lease obligations               ______  ______  ______
              Net Cash Used by Financing              (879) (2,082)    (67)
               Activities
          Net Increase (Decrease) in Cash              (27)     354    (13)
          Cash at Beginning of Year                     467     113     126
                                                     ______  ______  ______
          Cash at End of Year                          $440    $467    $113
                                                     ======  ======  ======

          Supplemental Disclosures of Cash Flow
          Information:
          Cash paid during the year for:
            Interest                                 $1,493  $1,465  $1,400
            Income Taxes                               $991    $852    $817


          The accompanying notes to consolidated financial statements are an integral part of these statements.



                         EXOLON-ESK COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                PREFERRED STOCK                       CLASS A

     (thousands of dollars   SERIES A    SERIES B    COMMON  STOCK  COMMON STOCK
     except share amounts) SHARES  AMT  SHARES  AMT  SHARES   AMT  SHARES   AMT
                           ______ ____  ______ ____  ______  ____  ______  ____


     Balance at December   19,364 $276  19,364 $166 512,897  $513  512,897 $513
     31, 1992

       Net earnings

       Dividends declared:
         Preferred stock Series A -
       $1.1250 per share

         Preferred stock Series B -
       $1.0517 per share
       Change in cumulative
     translation adjustment

                           ______ ____ ____________ _______ _____ _______  ____
     Balance at December   19,364 $276  19,364 $166 512,897  $513  512,897 $513
     31, 1993

       Net earnings

       Dividends declared:

         Preferred stock Series A -
         $.8437 per share
         Preferred stock Series B -
         $.8437 per share
       Change in cumulative
     translation adjustment

                           ______ ____ _______ ____ _______ _____ _______  ____

     Balance at December   19,364 $276  19,364 $166 512,897  $513  512,897 $513
     31, 1994

       Net earnings

       Dividends declared:

         Preferred stock Series A -
      $1.1250 per share
         Preferred stock Series B -
      $1.1250 per share
     Change in cumulative translation
     adjustment

                           ______ ____ ______ _____ _______ _____ _______  ____

     Balance at December   19,364 $276  19,364 $166 512,897  $513  512,897 $513
     31, 1995              ====== ====  ====== ==== =======  ===== ======  ====


     The accompanying notes to consolidated financial statements are an integral part of these statements.



                          EXOLON-ESK COMPANY AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                       (CONT'D.)

                                                       CUMU-
                                     ADDI-            LATIVE
                                    TIONAL            TRANS-
          (thousands of dollars PAID-IN RETAINED LATION TREASURY STOCK except share amounts) CAPITAL EARNINGS ADJ SHARES AMOUNT
                                    ______  ________  ______   ______ ______

          Balance at December 31,     $4,345  $12,071  ($703) (30,902) ($368)
          1992

            Net earnings                           33

            Dividends declared:
              Preferred stock Series A -         (22)
          $1.1250 per share
              Preferred stock Series B -         (21)
          $1.0517 per share
            Change in cumulative                         (33)
          translation adjustment

                                      ______  _______  ______  _______  _____
          Balance at December 31,     $4,345  $12,061  ($736) (30,902) ($368)
          1993

            Net earnings                        1,516

          Dividends declared:
              Preferred stock Series A -         (16)
          $.8437 per share
              Preferred stock Series B -         (16)
          $.8437 per share

            Change in cumulative                          374
          translation adjustment

                                      ______   ______  ______  _______  _____
          Balance at December 31,     $4,345  $13,545  ($362) (30,902) ($368)
          1994

            Net earnings                        3,462

          Dividends declared:
              Preferred stock Series A -         (28)
          $1.4062 per share
              Preferred stock Series B -         (27)
          $1.4062 per share
            Change in cumulative                          263
          translation adjustment


                                      ______  _______   _____  _______  _____
          Balance at December 31,     $4,345  $16,952   ($99) (30,902) ($368)
          1995                        ======  =======   =====  =======  =====

          The accompanying notes to consolidated financial statements are an integral part of these statements



                         EXOLON-ESK COMPANY AND SUBSIDIARIES

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995, 1994 and 1993


          1.   Summary of significant accounting policies

               a.   Principles of consolidation

               The accompanying consolidated financial statements include the accounts of the Exolon-ESK Company and its wholly-owned subsidiaries (The Company"): (Exolon-ESK Company of Canada, Ltd; Norsk-Exolon A/S; Exolon-ESK International Sales Corporation.) All significant intercompany balances and transactions have been eliminated.

               b.   Investment in Norwegian joint venture

               Norsk Exolon A/S, a wholly-owned Norwegian nonoperating subsidiary, has as its only significant asset a 50% investment in a Norwegian partnership, Orkla Exolon K/S, engaged in the manufacture of silicon carbide abrasive products. The investment is stated at cost plus the Company's share of undistributed earnings and translation adjustments since acquisition. The earnings of the joint venture are reportable for Norwegian tax purposes by the partners. Taxes attributable to Norsk Exolon A/S's share of earnings from the joint venture are included as a component of income taxes (Note 9).

               c.   Inventories

               Inventories are stated at the lower of cost or market. Approximately 75% and 74% of the dollar value of inventories is stated at last-in, first-out (LIFO) cost at December 31, 1995 and 1994, with the balance being stated at average cost.

               d.   Property, plant and equipment

               Property, plant and equipment is stated at cost. Depreciation is computed for financial reporting purposes using straight-line and declining balance methods over the estimated useful lives of the assets as follows:

                                                  Years
                           Buildings              15-50

                           Machinery and           3-20
                           Equipment

               The cost of assets sold or otherwise disposed of and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in the results of operations. Maintenance and repairs are charged to expense as incurred and renewals and betterments are capitalized.

               e.   Foreign currency translation

               The Company has determined that the United States dollar is the functional currency of the Canadian subsidiary and that the Norwegian krone is the functional currency of the Norwegian subsidiary and the joint venture.

               Property, plant and equipment of the Canadian subsidiary are translated at historical exchange rates and all other assets and liabilities are translated at year-end exchange rates. Income statements of the Canadian subsidiary are translated at average rates for the year, except for depreciation, which is translated at historical rates. Gains and losses arising as a result of the translation of the financial statements of the Canadian subsidiary are reflected directly in the results of operations.

               Assets and liabilities of the Norwegian subsidiary and joint venture are translated at year-end exchange rates and the income statements are translated at the average exchange rates for the year. Resulting translation adjustments are recorded as a separate component of equity.

               Net gains (losses) arising as a result of the remeasurement of the Canadian subsidiary's financial statements into the United States dollar and from other foreign currency transactions amounted to ($30,000), ($143,000), and ($188,000) in 1995, 1994,
          and 1993, respectively.

               f.   Income taxes

               The liability method prescribed in Statement of Financial Accounting Standards No. 109 (SFAS 109) is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities as measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

               The Company does not provide U.S. Federal income taxes on the entire balance of the undistributed earnings of foreign subsidiaries as these earnings are permanently reinvested. In 1995, the Company decided to repatriate up to $3,100,000 of undistributed earnings from its Canadian subsidiary through a future stock redemption and has provided for all applicable income taxes in the 1995 statement of operations. At December 31, 1995, undistributed earnings of the Canadian and Norwegian foreign subsidiaries combined were $8,657,000.

               g.   Pension and other retirement plans

               Pension benefits under the Company's Tonawanda defined benefit pension plan for hourly employees are based principally on years of service. Benefits under the Tonawanda and Hennepin salaried employees defined contribution plan are based on a percentage of compensation for eligible employees. Pension cost and related disclosures for these plans are determined under the provisions of SFAS 87 (see Note 11).

               h.   Earnings per share

               Primary earnings per share of Common Stock and Class A Common Stock are based on the weighted average number of shares of the respective classes outstanding during each year. Earnings applicable to Common Stock and Class A Common Stock are determined by using the earnings entitlement of each (as discussed in Note 10) and giving effect to the total current dividend requirements on the preferred stock. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of convertible Series A and Series B Preferred Stock from the date of issue. The effects of considering conversion of convertible Series A and Series B Preferred Stock in 1993 was anti-dilutive, therefore, it is not presented.

               i.   Currency forward contracts

               From time to time, the Company enters into currency forward contracts in management of foreign currency transaction exposure. Forward foreign currency exchange contracts are purchased to reduce the impact of foreign currency fluctuations on operating results. Realized and unrealized gains and losses on these contracts are recorded in net income currently, with the exception of gains and losses on contracts designated to hedge specific foreign currency commitments which are deferred and recognized in net income in the period of the commitment transaction. The discount or premium of the forward contract is recognized over the life of the contract. At December 31, 1995, the Company had open currency forward contracts to purchase the U.S. dollar equivalent of $3,861,000 of Canadian dollars, all of which mature within 12 months. Their fair market value, at December 31, 1995 market exchange rates, was $3,903,000.

               j.   Environmental remediation and compliance

               Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with completion of a feasibility study or the Company's commitment to a formal plan of action. At December 31, 1995 and 1994, liabilities for environmental costs of
          $780,000   and   $1,097,000  were   recorded  in   other  accrued
          liabilities.

               k.   Other

               Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

               Long-Lived Assets: In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement No. 121 in the first quarter of 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

          2.   Business segment information

               The Company has only one business segment, the manufacture of abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment.

               The Company had sales to one major customer which accounted for approximately 12% and 11% of consolidated net sales in 1994 and 1993, respectively. This customer's receivable balance was approximately 8% and 14% of total trade receivables at December 31, 1994 and 1993, respectively. No one customer accounted for 10% or more of net sales in 1995.

          3.   Inventories

               If the average cost method, which would approximate current or replacement costs, had been used for valuing all inventories of the Company, inventories would have been $2,070,000 and $2,083,000 higher than reported at December 31, 1995 and 1994, respectively. The Company generally records the adjustment for LIFO inventory in the fourth quarter. In 1995 and 1994 this adjustment reduced cost of goods sold by approximately $12,000 and $375,000, respectively.

               The following  are the  major classes  of inventories  as of

          December 31 (in thousands):

                                                1995        1994      1993
                                               _____       _____     _____

                Raw Materials                 $2,119      $3,051    $2,868

                Semi-Finished and             18,640      15,085    15,379
                Finished Goods

                Supplies and Other             1,011       1,051       967
                                              ______      ______    ______
                                              21,770      19,187    19,214

                Less:  LIFO Reserve          (2,070)     (2,083)   (2,457)
                                             _______     _______   _______

                                             $19,700     $17,104   $16,757
                                             =======     =======   =======


          4.   Property, Plant and Equipment


                 Property, plant and equipment consists of (in
                 thousands):
                                                   1995         1994
                                                _______      _______

                 Land                              $283         $170

                 Buildings                        8,233        8,227
                 Machinery & equipment           45,087       44,620

                 Construction in progress         2,300          421
                                                _______      _______

                                                 55,903       53,438
                 Less - accumulated              40,710       38,043
                 depreciation                   _______      _______

                                                $15,193      $15,395
                                                =======      =======

          5.   Operations

               The Company conducts operations through its manufacturing facilities in the United States and Canada, and its equity interest in a Norwegian joint venture.

               Transfers between Canada and the United States are based upon established arm's length prices for the Canadian operation.

               Operating income represents total revenues less operating expenses before general corporate expenses. General corporate expenses include directors and officers salaries, and donations. Identifiable assets are those assets of the Company that are identified with the operations in each geographic area. Information about the Company's operations in different geographic areas is set forth below.


          (thousands of dollars)        YEAR ENDED DECEMBER 31, 1995
                                   UNITED            ELIMINA-
                                   STATES    CANADA   TIONS   CONSOLIDATED
                                   _______  _______  _______   ___________

          Sales to unaffiliated
          customers                 $62,799   $5,793         -      $68,592
          Transfers between
          geographic areas                -   11,888  (11,888)            -
                                    _______  _______ _________   __________
          Total revenue             $62,799  $17,681 ($11,888)      $68,592
                                    =======  =======  ========      =======
          Operating income, before general

            corporate expense        $5,483   $2,441         -       $7,924
                                    =======  =======  ========
          General corporate expenses                                  (391)
          Income before income taxes of
            Norwegian joint
          venture                                                       793
          Interest Expense                                          (1,469)
                                                                    _______

          Earnings before income taxes and
          cumulative effect of account                               $6,857
          change                                                    =======
          Identifiable assets       $37,714   $9,720  ($2,449)      $44,985
                                    =======  =======  ========

          Investment in Norwegian joint
          venture                                                     5,230
                                                                    _______

          Total assets at December 31,
          1995                                                      $50,215
                                                                    =======


          (thousands of dollars)         YEAR ENDED DECEMBER 31, 1994
                                      UNITED           ELIMINA-   CONSOLI-
                                      STATES   CANADA   TIONS      DATED
                                      ______   ______   ______     ______
          Sales to unaffiliated
          customers                   $55,997  $3,497    -         $59,494
          Transfers between
          geographic areas               -     11,457  (11,457)    -
                                      _______  ______   _______   _______
          Total revenue
                                       $55,997 $14,954 ($11,457)   $59,494
                                       =======  ======  ========   =======
          Operating income, before general

            corporate expense           $2,161  $1,415    -         $3,576
                                        ======  ====== =======
          General corporate expenses                                 (585)
          Income before taxes of
            Norwegian joint venture                                    431

          Interest Expense                                         (1,480)
                                                                   _______
          Earnings before income taxes                              $1,942
                                                                   =======
          Identifiable assets          $36,078  $9,952  ($4,894)   $41,136
                                       =======  ======   =======
          Investment in Norwegian joint                              4,173
          venture                                                  _______
          Total assets at December 31, 1994                        $45,309
                                                                   =======


          (thousands of dollars)         YEAR ENDED DECEMBER 31, 1993
                                      UNITED           ELIMIN-  CONSOLI-
                                      STATES  CANADA   ATIONS     DATED
                                      ______  ______   _______   _______
          Sales to unaffiliated       $55,154  $3,071     -      $58,225
          customers
          Transfers between             -      10,590  (10,590)     -
          geographic areas           _______   ______  ________  _______

          Total revenue               $55,154 $13,661 ($10,590)   $58,225
                                     ======== =======  ========   =======
          Operating income, before general
            corporate expense          $3,265    $740     -        $4,005
                                       ======  ======  =======
          General corporate expenses                                (614)
          (Loss) before income taxes of

            Norwegian joint venture                                  (32)
          Interest Expense                                        (1,441)
                                                                  ________
          Earnings before income taxes and
            cumulative effect of accounting change                 $1,918
                                                                   =======

          Identifiable assets         $37,928 $10,986  ($6,434)   $42,480
                                      ======= =======  ========
          Investment in Norwegian joint                             3,354
          venture                                                ________
          Total assets at December 31, 1993                       $45,834
                                                                  =======

          6.   Investment in Norwegian Joint Venture

               The Company's 50% share of the results of operations of the Norwegian joint venture has been determined after adjustments to reflect the application of United States generally accepted accounting principles relating principally to the recording of depreciation and pension expenses and adjustments to the carrying values of the ventures's year-end inventories. The Company's share of the venture's assets, liabilities, and results of operations is set forth in the following condensed financial information (in thousands):


                                                            DECEMBER 31,
           Balance Sheet Data                                1995     1994
                                                           ______   ______

             Current assets                                $4,704   $4,093
             Non-current assets                             2,644    1,951

             Current liabilities                            1,458    1,243

             Non-current Liabilities                          363      375


           Statement of Operations                  1995     1994     1993
                                                 ______    ______   ______

             Net Sales                            $8,140   $6,832   $5,445
             Gross profit                          2,097    1,221      629

             Income (Loss) before income             793      431     (32)
           taxes

               The Company does not provide U.S. Federal income taxes on the undistributed earnings of the Norwegian joint venture as these earnings are permanently reinvested. At December 31, 1995, undistributed earnings of the joint venture were $4,285,000.

          7.   Notes payable

               The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. The demand loan had a zero balance as of December 31, 1995, 1994 and 1993. The approximate average borrowings (Canadian funds) outstanding during 1995, 1994 and 1993 equaled $83,000, $204,000, and
          $242,000, respectively, with the approximate weighted average interest rates of 9.9%, 6.9% and 7.0%, respectively. The maximum amount of short-term debt (Canadian funds) outstanding as of any month-end during 1995, 1994 and 1993 was $200,000, $425,000 and
          $650,000, respectively.

               The Canadian agreement requires the subsidiary to maintain specified financial ratios and minimum net worth levels. The maintenance of financial covenants may preclude the Canadian subsidiary's transfer, by dividend or otherwise, funds to the U.S. parent company. All borrowings under the Canadian agreement are guaranteed by the Company and the Canadian bank has a security interest in the Canadian accounts receivable, inventory and machinery and equipment. Interest on the borrowings is based upon the Canadian prime rate.

               At December 31, 1994 borrowings of $2,000,000 were outstanding under the demand line of credit portion of a Credit Agreement with a U.S. bank. The U.S. Credit Agreement is discussed further in Note 8 to follow.

          8.   Long-Term debt


             Long-term debt consists of (in
             thousands):
                                                          1995      1994
                                                        ______    ______

             Revolving credit and term loan             $7,100    $5,100
             agreement with a U.S. Bank.  Interest
             at prime rate plus  % (8.75% at
             December 31, 1995).

             Term loan agreement with a U.S. Bank.       1,800     2,600
             Interest at prime rate plus  % (9.0%
             at December 31, 1995).
             Industrial revenue bond held by an          8,000     8,000
             insurance company.  Interest is at a
             fixed rate of 8 %.  Bond maturity is       ______    ______
             January 1, 2018.

                                                       $16,900   $15,700

             Less - current maturities                   1,550       800
                                                        ______    ______
                                                       $15,350   $14,900
                                                       =======   =======

          U.S. Credit Agreement

               The Company entered into a Credit Agreement on December 22, 1992 with a U.S. bank. The proceeds were used to refinance the Company's previous Revolving Credit and Term Loan Agreement with a different U.S. bank. The Credit Agreement provides for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000, 5 year, term loan and for borrowing up to $2,000,000 under a demand line of credit.

               At December 31, 1995 borrowings of $7,100,000 were outstanding under the revolving portion of the Credit Agreement. The revolving portion converts, in whole or any portion, to a term note on March 31, 1996. Any principal balance of the revolver which is not converted is required to be repaid by the conversion date. Upon conversion, the term loan is payable in sixteen quarterly principal installments as follows: fifteen equal quarterly installments, each equal to the lesser of $250,000 or 2.5% of the principal balance of the revolver converted on the conversion date beginning April 1, 1996 and continuing to October 1, 1999 and one final payment on January 1, 2000 in an amount equal to the remaining balance of the term note.

               At December 31, 1995 borrowings of $1,800,000 were outstanding under the term loan portion of borrowings under the Credit Agreement. The term loan is due in twenty equal quarterly principal payments of $200,000 which began April 1, 1993 and end January 1, 1998.

               In addition to the revolver and term loan under the Credit Agreement, the Company has a $2,000,000 demand line of credit. At December 31, 1995 the line had a zero balance.

               Borrowings under the three segments of the Credit Agreement bear interest at either a defined base rate, contingent upon the bank's prime lending rate, or a rate based on the London Interbank Offered Rate (LIBOR). The Company has the option to convert the interest rate on all or a portion of the principal of its borrowings from the base rate to the rate based on LIBOR. Interest is payable monthly.

               The U.S. Credit Agreement requires the Company to maintain certain financial covenants and include, the maintenance of specified working capital; debt to tangible net worth ratios; minimum tangible net worth levels; a minimum current ratio; and minimum cash flow ratios. In addition, the agreement sets forth limits on capital expenditures and dividends. The agreement contains certain other covenants including restriction on mergers, consolidations and sales of assets. The Company is precluded from paying or declaring any dividends or other distributions on its Common Stock without written consent from its U.S. bank. The Company may declare Preferred Stock dividends not to exceed $50,000 in the aggregate in any fiscal year.

               As collateral for the U.S. Credit Agreement, the bank has security interest in all U.S. accounts receivable and inventory as well as certain additional assets of the Tonawanda, New York facility.

          Industrial Revenue Bonds

               The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company upon refinancing of the bonds on January 22, 1993. The bonds mature on January 1, 2018 and require quarterly interest payments which began March 1, 1993. The bonds bear interest, payable to a bank as trustee at a fixed rate of 8 %. Amortization of principal commences in January, 1999 until maturity in the year 2018. The Bond Agreement requires the Company to maintain specified financial ratios including, cash flow ratios, current ratios and debt to tangible net worth ratios. Additionally, the Company is required to maintain minimum working capital and tangible net worth levels.

               The  Bond  Agreement  limits  new (non-replacement)  capital expenditures, with the exception of capital expenditures incurred in 1995 or 1996 related to a desulfurization unit, to $500,000 per year at the Company's Illinois facility. The Agreement further restricts the Company by disallowing any new liens incurred on the Hennepin facility with the exception of existing liens as of January 22, 1993 and liens to secure indebtedness arising under the U.S. Credit Agreement or liens arising from the financing of the aforementioned new equipment at Hennepin of up to $500,000 per year.

               Aggregate annual maturities of long-term debt under the U.S. Credit Agreement and the term loan with a Canadian bank are as follows: 1996 - $1,550,000; 1997 - $1,800,000; 1998 -
          $1,200,000, ;  1999  - $1,000,000;  2000 -  $1,000,000; 2001  and
          beyond - $10,350,000.

          9.   Income taxes

               The components of income tax expense are as follows (in thousands):

                                            1995      1994        1993
                                          ______    ______      ______
               Current provision
               (benefit):
                 United States

                    Federal               $1,226       $68        $848

                    State                    178        76         145
                 Foreign                     768       112          47
                                          ______    ______      ______

                    Total Current           2172       256        1040
                                          ______    ______      ______
               Deferred provision
               (benefit):
                 United States

                    Federal                  494       152       (151)

                    State                   (36)        65       (141)

                 Foreign                     263      (47)        (36)
                                          ______    ______      ______
                    Total Deferred           721       170       (328)
                                          ______    ______      ______

                              Total       $2,893      $426        $712
                                          ======    ======      ======

               As   of  December  31,  1995,   the  Company  has  available
          investment tax credit carryforwards of approximately $24,000 for state purposes.

               The actual tax expense differs from the "expected" tax expense (computed by applying the U.S. Federal corporate tax rate of 34% in 1995, 1994 and 1993 to earnings before income taxes) as follows:

          (thousands of dollars)                     1995    1994   1993
                                                   ______  ______ ______

          Computed "expected" tax expense          $2,332    $660   $652

          Effect of differing tax rates applicable to foreign
            subsidiary income                       (267)   (109)      -

          Utilization of Norwegian net operating losses
          not
            previously recognized                       -   (149)      -

          Foreign subsidiary losses not benefited for

            Federal tax purposes                        -       -      9

          Recognition of investment tax credits         -   (214)      -

          Effect of permanent differences               9    (16)     25


          State and Provincial taxes, net of          465     217    192
          Federal benefit

          Non-deductible environmental                  -     442      -
          penalties

          Norwegian tax reserve                         -   (225)  (130)

          U.S. reserve for dividend                   571       -      -
          repatriation

          Other                                     (217)   (180)   (36)
                                                   ______  ______ ______

          Total income tax expense                 $2,893    $426   $712
                                                   ======  ====== ======

          Effective tax rate                        42.2%   21.9%  37.1%
                                                   ======  ====== ======

               Deferred income taxes for 1995 and 1994 reflect the impact of "temporary differences" between the amount of assets and liabilities for financial reporting purposes and such amounts as measured by tax laws and regulations. These "temporary differences" are determined in accordance with SFAS 109 (see Note 1(f)). The types of "temporary differences" that give rise to significant portions of deferred tax liabilities or (assets) are as follows (in thousands):

                                                   1995        1994
                                                 ______      ______

              Excess tax depreciation            $2,235      $2,347
              Canadian NOL                           --        (25)

              Norwegian NOL                       (180)          --

              Canadian ITC carryforwards             --       (214)
              Inventory accounting methods        (192)       (311)

              Norwegian tax assessment               59         ---
              reserve

              Dividend repatriation reserve         571          --
              Pension and payroll accruals          52            1

              Accounts receivable and other        (22)       (122)
              asset reserves

              Post retirement accrual           (1,044)       (771)
              Other, net                           (19)         108
                                                 ______      ______

              Net deferred tax liability at       1,460       1,013
              end of year
              Less:

              Effect of Norwegian                     8           6
              translation

              Tax benefit recorded on
              cumulative effect of                (282)         ---
              accounting change
              Net deferred tax liability at       1,013         837
              beginning of year                  ______      ______

              Deferred expense for income          $721        $170
              taxes                              ======      ======

          10.  Capital Stock

               The Company has two classes of Common Stock. At December 31, 1995 there were 600,000 shares of $1 par value Common Stock authorized, of which 512,897 shares were issued and 481,995 shares were outstanding. At the same date there were 600,000 shares of $1 par value Class A Common Stock, of which 512,897 shares were issued and outstanding.

               Additionally, there were 100,000 shares of no par value Preferred Stock authorized. At December 31, 1995 there were 19,364 shares of Series A and 19,364 shares of Series B Preferred Stock outstanding.

               At December 31, 1995, the shares of Series A and Series B Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative annual cash dividends at the rate of $1.125 per share. The Series A and Series B Preferred Stock have a preference upon liquidation of $25.00 each per share. Each share of Series A and Series B Preferred Stock is convertible into 1.125 shares of Common Stock and Class A Common Stock, respectively. The shares of Common Stock, voting with the shares of the Series A Preferred Stock, have the right to elect one-half of the members of the Board of Directors and the shares of Class A Common Stock voting with the Series B Preferred Stock, owned by Wacker Chemical (USA), Inc. ("Wacker USA"), have the right to elect the remaining one-half of the members of the Board of Directors.

          11.  Pension and other retirement benefits

               The  Company  sponsors   contributory  and  non-contributory
          pension plans in the United States and Canada covering substantially all hourly and salaried employees with the exception of union employees at the Company's Hennepin plant, who are covered by a union-sponsored pension plan. The Company's U.S. defined contribution plan which covers all of its domestic salaried employees and its Canadian defined contribution plan covering substantially all Canadian employees, provide for the Company to make regular contributions based on salaries of eligible employees. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. Contributions to the U.S. defined contribution plan totaled $146,000 in 1995, $147,000 in 1994 and $158,000 in 1993.
          Contributions to the Canadian defined contribution plan were $66,000 in 1995 and $65,000 in 1994. Contributions to the Canadian plan were not made in 1993 due to a surplus in the plan.

               The Company also provides a defined benefit plan for hourly employees at the Tonawanda plant. Benefits are based primarily on years of service. Total pension expense for all plans amounted to $361,000, $391,000 and $405,000 in 1995, 1994 and
          1993, respectively.

               The following table summarizes the funded status of the Company's Tonawanda hourly employees defined benefit plan and the related amounts recognized in the Company's consolidated balance sheet as of December 31, 1995 and 1994:

                                                      DECEMBER 31,
          (thousands of dollars)                      1995       1994
                                                     ______    ______

          Actuarial present value of benefit obligations:
          Accumulated benefit obligations,
           including vested benefit obligations
           of $1,475 at December 31, 1995
           and $1,324 at December 31, 1994          ($1,475) ($1,327)
                                                     =======  =======
          Projected benefit obligations             ($1,475) ($1,327)

          Plan assets at fair value, primarily long-term
            fixed income investments                   2,036    1,494
                                                      ______   ______
          Plan assets in excess of plan                  561      167
          obligations
          Unrecognized net loss at transition, being

            amortized approximately 17 years             137      154
          Unrecognized prior service cost                162      173
          Unrecognized net (gain) arising since        (428)    (141)
          transition                                  ______   ______
          Prepaid pension expense                       $432     $353
                                                      ======   ======
          Prepaid pension asset                          295      199

          Intangible asset, net of amortization          137      154
                                                      ______   ______
          Prepaid pension expense                       $432     $353
                                                      ======   ======

          The actuarially computed pension cost for 1995, 1994 and 1993 included the following components:
          (thousands of dollars)                        1995     1994  1993
                                                      ______   ______ _____
                                                                          _

          Service costs                                  $54      $59   $70
          Interest on projected benefit obligation       106      100    98

          Actual (return) on plan assets               (404)     (54) (178)
          Amortization of transition liability and       324     (18)   142
          deferrals                                    _____    _____ _____

          Net periodic pension expense                   $80      $87  $132
                                                      ======   ======  ====

               Unrecognized gain (losses) and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.

               An assumed discount rate of 8% has been used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 7%.

               Benefits under the Canadian subsidiary's pension plans are based on employee and employer matching contributions for the defined contribution plan and years of service for the defined benefit plan. The Company has applied for the termination of the Canadian defined benefit plan with the Pension Commission of Ontario. Upon formal procedural approval by the Pension Commission of Ontario, the defined benefit plan will be terminated and a projection of the employees benefit at retirement age will be calculated and subsequently rolled over into the defined contribution plan. The defined benefit plan had a surplus of approximately $120,000 (Canadian) as of December 31, 1993, the date of the most recent actuarial valuation. Assets of the plan at December 31, 1995 and 1994 included 26,000 shares of the Common Stock of Exolon-ESK Company valued at $780,000 (Canadian) at December 31, 1995.

               In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically.

               Effective January 1, 1993, the Company adopted for its U.S. operations only, Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other
          Than Pensions," which requires that the estimated cost of postretirement benefits be accrued over the period earned. The Company recognized the initial obligation as a one-time, after-tax charge to earnings of $1,173,000 (net of income tax effect of $703,000) in the year ended December 31, 1993. Prior to 1993, the Company recognized the costs of these benefits on the pay-as-you-go basis. The Company's current policy is to fund these benefits on a pay-as-you-go basis.

               The amounts recognized in the Company's December 31, 1995 and 1994 balance sheets for its U.S. operations were as follows (in thousands):


                                                  DECEMBER 31,
                                                 1995         1994
                                                _____        _____

           Accumulated postretirement
           benefits obligation:

                Retirees                         $887         $756

                Fully eligible active             366          348
                participants
                Terminated participants not        39           73
                yet receiving benefits          _____        _____

           Total accumulated postretirement    $1,292       $1,177
           benefits obligation

           Unrecognized net (gain)              (623)        (777)
                                               ______       ______

           Accrued postretirement benefit      $1,915       $1,954
           obligation                          ======       ======

           These obligations are included in other long-term liabilities on the Company's December 31, 1995 and 1994 balance sheets.


           Net periodic postretirement benefit costs for 1995 and 1994 included the following components (in thousands):

                                                 1995   1994  1993
                                               ______  _____  ____

           Service cost - benefits earned         $12    $14   $12
           during the period
           Interest cost                           92    115   145

           Amortization                          (42)    (4)     -
                                                _____  _____  ____

           Net periodic postretirement            $62   $125  $157
           benefit cost                         =====   ====  ====


               For  measuring the postretirement  benefit obligation  as of
          December 31, 1995 an 8% annual rate of increase in health care rates was assumed for the next 7 years and 6% per year thereafter applicable to Blue Cross and Medicare Reimbursements. It was also assumed that reimbursable expenses for post-1990 retirees would be at least equal to the dollar reimbursement limitation. Increasing the annual rate of increase in health care rates by one percentage point would increase the accumulated post-retirement obligation by $55,000 and would increase the periodic post-retirement cost by $7,000. Group life insurance premiums and limitations on dollar reimbursements (applicable to post-1990 retirees) are not assumed to be subject to increases. An assumed discount rate of 8% has been used in determine the actuarial present value of the projected benefit obligation.

               Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

               The Company's Canadian subsidiary also provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. The Company adopted SFAS No. 106 effective January 1, 1995 for its Canadian subsidiary and recognized the initial obligation as a one-time, after-tax charge to earnings of $502,000 (net of income tax effect of $282,000) in the year ended December 31, 1995.

               The  accumulated  post-retirement   benefits  obligation  at
          January   1,  1995  for  the  Canadian  subsidiary  includes  the
          following (in thousands):

                Retirees and beneficiaries               $600

                Fully eligible active participants        184
                                                        _____

                Total accumulated post-retirement        $784
                benefits obligation                     =====

               The amounts recognized in the Canadian subsidiary's December 31, 1995 balance sheet was as follows (in thousands):


                                                   DECEMBER 31,
                                                          1995
                                                        ______

           Accumulated postretirement benefits
           obligation:

                Retirees                                  $445

                Fully eligible active                      151
                participants                            ______
           Total accumulated postretirement               $596
           benefits obligation

           Unrecognized net (gain)                       (233)
                                                        ______

           Accrued postretirement benefit                 $829
           obligation                                   ======

           These obligations are included in other long-term liabilities on the Canadian subsidiary s December 31, 1995 balance sheet.

           Net periodic postretirement benefit costs for 1995 included the following components (in thousands):

                                                          1995
                                                         _____

           Service cost - benefits earned during           $13
           the period
           Interest cost                                    61

           Amortization                                      -
                                                        ______

           Net periodic postretirement benefit             $74
           cost                                         ======

               The pro forma effect of the change on years prior to 1995 was not determinable.

               For measuring the post-retirement benefits obligation as of January 1, 1995, an 8% annual rate of increase in the health care rates was assumed for the next 6 years and 6% per year thereafter. Increasing the annual rate of increase in the health care rates by one percentage point in each year would increase the accumulated post-retirement benefits obligation by $73,000 (Canadian) and would increase the periodic post-retirement benefits cost by $11,000 (Canadian). The group life insurance premiums are not assumed to be subject to increase. An assumed discount rate of 8% was used.

               Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

               The Company's current policy is to fund these benefits on a pay-as-you-go basis.

          12.  Related party transactions

               The Company purchased combined totals of $4,320,000, $2,626,000 and $4,426,000 of products from its affiliates, Elektroschmelzwerk Kempten GmbH, and its Norwegian joint venture during 1995, 1994 and 1993, respectively.

               The Company has two royalty agreements with affiliates of a shareholder of the Company as described in Note 13(c).

          13.  Commitments

               a.   Lease agreements

               The Company leases certain machinery and equipment under operating leases. Amounts charged to expense for the years ended December 31, 1995, 1994 and 1993 were $370,000, $351,000 and
          $448,000, respectively. Total minimum lease payments, at December 31, 1995, under operating leases are summarized as follows (in thousands):


                                           Operating
                               Year          Leases
                              _______      _________

                               1996              334

                               1997              249

                               1998              205
                                               _____
                                                $788
                                               =====

               b.   Purchase Commitments

               The  Company  has  entered  into  a  one-year  agreement  to purchase abrasive grade bauxite. Total cost remaining at December 31, 1995 under the agreement is approximately $1,928,000 and is scheduled for payment by March, 31, 1996.

               c.   Royalty Agreements

               The Company has a royalty agreement covering production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a new furnace plant. A separate royalty agreement covers production of specialty product for refractory markets. The agreements are for a period of 10 years each and expire July 31, 1996 and April 30, 2001 respectively. The royalty expense in U.S. dollars amounted to $725,000, $543,000 and $641,000 in the twelve months ended December 31, 1995, December 31, 1994 and December 31, 1993, respectively. The expiration of the royalty agreement in July 1996 covering production of crude aluminum oxide will reduce operating costs by approximately $475,000 per year beginning August 1, 1996.

          14.  Contingencies
               a.   Environmental Issues

                    (i)  Hennepin, Illinois Plant

               On October 6, 1994, the Company entered into a Consent Order (the Consent Order ) with the Illinois Attorney General and the Illinois Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System ( CEMS ) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit. The Company is in the process of obtaining a construction permit to implement the BACT.

               Under the terms of the Consent Order the Company has also agreed to pay a civil penalty of $1,300,000, payable in installments of $260,000 each on November 1, 1994, April 1, 1995, February 1, 1996, January 1, 1997 and November 1, 1997. The Company recorded an expense of $1,300,000 in the year ended December 31, 1994, which represents the civil penalty.

               In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $12,000,000 to $14,000,000 over the next two years. As of December 31, 1995, the Company has incurred approximately $1,400,000 of capital costs related to the facility improvements. The Company expects to finance the costs of the required capital improvements through an underwritten credit enhanced bond offering possibly on a tax-exempt basis. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order.

                    (ii)  Norwegian Joint Venture

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

               The Company s joint venture appointed a project group to complete a study and define a project to minimize sulfur and dust emissions which was presented to the Norwegian State Pollution Control Authority ( Authority ) on March 1, 1995. The Authority has prepared an internal study of the report and the Authority s draft for new concessions was expected to be presented to the joint venture in February 1996. Based on a consensus for the metallurgical industry, the joint venture has initiated discussions with the Authority to obtain acceptable emissions levels. The costs associated with the implementation of environmental expenditures are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture.

               b.   Legal Matters

                    (i) Federal Proceedings and Related Matters

               In February 1994, the Company, its former President, its former Executive Vice President and certain other parties were the subject of an indictment under federal antitrust laws (the "Antitrust Proceedings") which alleged, among other things, that:
          (a) sometime prior to the mid-1980's and continuing into 1992, the defendants and unnamed co-conspirators entered into and engaged in a combination and conspiracy to fix the prices of artificial abrasive grain in restraint of interstate trade; (b) during the same period, the Company and its former President willfully violated the terms of a permanent injunction dated November 16, 1948 on the Company and its officers against entering into conspiracies or combinations to fix prices of artificial abrasive grain; and that c) the Company's former Executive Vice President destroyed documents and made false declarations in response to a grand jury subpoena issued in an investigation of price fixing for artificial abrasive grain.

               On December 8, 1994, in an ex parte proceeding the U.S. Defense Logistics Agency (the "DLA") issued a Memorandum of Decision that temporarily suspended the defendants in the Antitrust Proceedings from contracting with the U.S. Government under procurement or non-procurement programs pending the completion of the Antitrust Proceedings. On January 31, 1995, the DLA amended the Memorandum of Decision (as amended, the "DLA Suspension") to include under the DLA Suspension sixteen alleged affiliates of the defendants including the Company's subsidiary, Exolon-ESK Company of Canada Ltd., and Orkla-Exolon K/S, the Norwegian partnership in which the Company's subsidiary, Norsk Exolon A/S, has a 50% partnership interest. The DLA Suspension alleges as causes for the suspension (I) the indictments of the parties in the Antitrust Proceedings, and (ii) on separate occasions in October and November of 1994 the Company s former President and former Executive Vice President individually made alleged false certifications in DLA sales contracts denying the existence within the past three years of any indictments of the kind involved in the pending Antitrust Proceedings. A jury trial on a separate criminal complaint against the Company and the former Executive Vice President based on the alleged false certifications in DLA sales contracts found the Company and the former Executive Vice President not guilty of all charges.

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

               At this time, the Company is not able to predict the amount and nature of criminal penalties or fines that might be imposed against the Company or its former President or former Executive Vice President, if any of them were convicted of any of the charges alleged in the Antitrust Proceedings, but if the Antitrust Proceedings were resolved in a manner adverse to the Company, such penalties or fines could be substantial and could materially adversely affect the Company. The Company believes there are meritorious defenses to the alleged violations and, accordingly, the Company believes that the DLA Suspension against it will be lifted at the conclusion of the Antitrust Proceedings. The Company intends to vigorously defend against the Antitrust Proceedings and to seek to have the DLA Suspension against it lifted as soon as possible.

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

               On October 18, 1994, a law suit was commenced in the U.S. District court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains, in violation of Section 1 of the Sherman Act, 15 U.S.C. 1. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a law suit captioned Arden Architectural Specialties, Inc.
          v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

                In addition to the potential liabilities that the Company may experience in the legal proceedings brought by the Department of Justice and third parties, the Company may incur material expenses in defending against the actions, and it may incur such expenses even if it is found to have no liability for any of the charges asserted against it.

                    (ii)  Exolon-ESK Company of Canada, LTD.

               In June 1993, the Company commenced a legal action (the Perrotto Case ) in Ontario, Canada Court (General Division)
          against one of its former officers and certain former employees of Exolon-ESK Company of Canada, LTD. (Exolon-Canada) on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years. The Company is seeking $2,000,000 in damages together with such other damages that may be determined. A reasonable estimation of the Company's potential recovery, if any, cannot be made at this time.

               On February 29, 1996, the Company and Exolon-Canada entered into a Final Release (the Release ) with their insurance carriers whereby they agreed to release the carriers from all claims based on the activities of the defendants in the Perrotto Case in consideration of a payment of $535,000 Canadian
          (approximately $390,000 U.S.). Under the terms of the Release, the insurance carriers denied any liability, and the payment may not be indicative of the amount of any recovery that may be obtained from the defendants.

          15.  Quarterly Financial Data (unaudited)

               Summarized quarterly financial data for 1995 and 1994 is as follows:

                                                      QUARTER

           (thousands of dollars          FIRST   SECOND    THIRD   FOURTH
           except per share amounts)     ______  _______  _______  _______

           Year Ended December 31,
           1995

           Net Sales                    $17,177  $17,131  $17,094  $17,190
           Gross Profit Before            3,788    3,922    4,052    3,628
           Depreciation

           Earnings Before Cumulative
           Effect of Accounting Change      938    1,014    1,175      837

           Cumulative Effect of           (762)        -        -      260
           Accounting Change             ______   ______   ______   ______

           Net Income                      $176   $1,014   $1,175   $1,097
                                         ======   ======   ======   ======

           Primary Earnings Per Common
           Share Before Cumulative        $0.96    $1.04    $1.21    $0.86
           Effect of Accounting Change

           Cumulative Effect of          (0.79)        -        -     0.27
           Accounting Change             ______   ______   ______   ______

           Primary Earnings Per Common    $0.17    $1.04    $1.21   $1.13
           Share
           Primary Earnings Per Class
           A Common Share Before          $0.90    $0.98    $1.14    $0.80
           Cumulative Effect of
           Accounting Change

           Cumulative Effect of         ($0.74)        -        -    $0.25
           Accounting Change             ______   ______   ______   ______

           Primary Earnings  Per Class    $0.16    $0.98    $1.14    $1.05
           A Common Share                ======   ======   ======   ======


           Year Ended December 31,
           1994
           Net Sales                    $14,155  $15,252  $15,185  $14,902

           Gross Profit Before            2,644    3,159    3,435    3,625
           Depreciation

           Net Income (Loss)                121       75    (171)    1,491
                                         ======   ======   ======   ======

           Primary Earnings (Loss) Per    $0.11    $0.07  ($0.17)    $1.52
           Common Share
           Primary Earnings (Loss) Per
           Class A Common Share           $0.11    $0.06  ($0.16)    $1.43
                                         ======   ======   ======   ======

          Item 9.   Changes  in  and  Disagreements   with  Accountants  on
          Accounting and Financial Disclosure

               Reference is made to the form 8-K s dated October 12, 1994 and October 24, 1994 which are hereby incorporated herein by reference.

                                       PART III


          Item 10.  Directors and Executive Officers of the Registrant

               See the information relating to directors and officers of the Company under the captions "The Election of Directors", contained in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1996, which is hereby incorporated by reference.

          Item 11.  Executive Compensation

               See the information relating to "Compensation of Executive Officers" presented in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1996, which is incorporated herein by reference, except that information appearing under the headings "Report of the Executive Committee on Executive Compensation" and "Summary Share Performance Graph" is not incorporated herein and should not be deemed to be included in this document for any purpose.

          Item 12.  Security  Ownership of  Certain  Beneficial Owners  and
                    Management

               See the information relating to directors and officers of the Company under the captions "Security Ownership of Certain Beneficial Owners and Management", contained in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1996, which is hereby incorporated by reference.

          Item 13.  Certain Relationships and Related Transactions

               See the information relating to directors and officers of the Company under the captions "Certain Relationships and Related Transactions", contained in the Company's definitive Proxy Statement relating to the Annual Meeting of Shareholders to be held on April 24, 1996, which is hereby incorporated by reference.

                                          PART IV
                    Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a) The following documents are filed as part of this report
                                                              Page In
                                                             Form 10-K

                1)  Report of Independent Accountants:

                    Financial Statements:
                    Consolidated Statements of
                    Operations, three years ended               18
                    December 31, 1995
                    Consolidated Balance Sheets at              19
                    December 31, 1995 and 1994
                    Consolidated Statements of Cash
                    Flows, three years ended December 31,       20
                    1995
                    Consolidated Statements of Changes in
                    Stockholders' Equity, three years          21-22
                    ended December 31, 1995

                    Notes to Consolidated Financial            23-43
                    Statements
                2)  Financial Statement Schedule for
                    three years ended December 31, 1995:

               II.  Valuation and qualifying accounts           48


                    All other required schedules have
                    been omitted because they do not
                    apply to the Company.

           Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

           (a) (3) Exhibits
           Exhibit
             No.             Description                  Reference

           3A       Restated Certificate of       Exhibit 3A.
                    Incorporation

           3A(1)    Certificate of Merger         Exhibit 3A(1).
           3E       Amendment to By-Laws dated    Exhibit 3E to the Report
                    March 23, 1991                on Form 10-Q dated March
                                                  31, 1991*

           3F       Certificate of Amendment of   Exhibit 3F to the Report
                    Restated Certificate of       on Form 10-K for the
                    Incorporation dated April     year ended December 31,
                    23, 1986                      1994*
           3G       Certificate of Amendment of   Exhibit 3G to the Report
                    Restated Certificate of       on Form 10-K for the
                    Incorporation dated May 4,    year ended December 31,
                    1987                          1994*

           3H       By-Laws                       Exhibit 3H to the Report
                                                  on Form 10-K for the
                                                  year ended December 31,
                                                  1994*

           4        Instruments Defining Rights   Articles of
                    of Security Holders           Incorporation, Exhibits
                                                  3A, and Exhibits  3F and
                                                  3G to the Report on Form
                                                  10-K for the year ended
                                                  December 31, 1994*
           10D(23)  Revolving Credit Agreement    Exhibit 10D(23) to the
                    dated December 22, 1992       Report on Form 10-K for
                                                  the year ended December
                                                  31, 1992*

           10D(24)  Industrial Revenue Bond       Exhibit 10D(24) to the
                    Agreement dated January 1,    Report on Form 10-K for
                    1993.                         the year ended December
                                                  31, 1992*
           10F      Stockholder's Agreement       Exhibit 10F.
                    dated as of April 26, 1984
                    between the Registrant and
                    Wacker Chemical Corporation

           10G      Restated License Agreement    Exhibit 10G.
                    dated as of April 26, 1984
                    among Elektroschmelzwerk
                    Kempten GmbH, ESK
                    Corporation and the
                    Registrant

           10H      Distributorship Agreement     Exhibit 10H.
                    dated April 27, 1984 between
                    Elektroschmelzwerk Kempten
                    GmbH, and the Registrant
           10I      Indemnification Agreement     Exhibit 10I.
                    dated as of December 15,
                    1984 between Wacker Chemical
                    Corporation and the
                    Registrant

           10K      Contract between Theeb, Ltd.  Exhibit  10K to the
                    and The Exolon-ESK Company    Report on Form 10-K for
                    of Canada, Ltd. dated         the year ended December
                    February 28, 1985             31, 1992*
           10M      Federal Indictments dated     Exhibit 10M to the
                    February 11, 1994             Report on Form 10-K for
                                                  the year ended December
                                                  31, 1993*

           11       Statement of computation of   Exhibit 11
                    per share earnings

           21       Amendment of Certificate of   Exhibit 21 to the Report
                    Incorporation dated October   of Form 10-Q for the
                    28, 1992                      quarter ended September
                                                  30, 1992.

           22       Subsidiaries of the           Exhibit 22
                    registrant
           27       Financial Data Schedule       Exhibit 27

           (b)      Reports on Form 8-K:

                    None.

           (c) All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).

           (d) Separate Financial Statements of Subsidiary Not Consolidated and 50% Owned

                    See the accompanying index to Orkla Exolon K/S financial statements and financial statement schedules on pages 49-64.

          Schedule II



                          EXOLON-ESK COMPANY AND SUBSIDIARIES
                           VALUATION AND QUALIFYING ACCOUNTS
                          THREE YEARS ENDED DECEMBER 31, 1995
                                (thousands of dollars)

                                              ADDITIONS      NET
                                    BALANCE    CHARGED    ACCOUNTS
                                      AT       TO COSTS  RECEIVABLE  BALANCE
                                   BEGINNING     AND       CHARGED    AT END
                DESCRIPTION         OF YEAR    EXPENSES      OFF     OF YEAR
            ___________________    ________    ________   _________  _______

           Deducted from assets -
                Allowance for
                doubtful accounts

           Year ended December       $309        $110        --        $419
           31, 1995
           Year ended December       $307        $20        ($18)      $309
           31, 1994

           Year ended December       $293        $20        ($6)       $307
           31, 1993




                          Orkla Exolon KS, Orkanger - Norway
                            Index to Financial Statements


                                                                  Page

          Report of independent auditor                              2

          Balance sheets at December 31, 1995 and 1994           3 - 4

          Statements of income and retained earnings for the three
          years ended December 31, 1995, 1994 and 1993               5

          Statements of cash flows for the three
          years ended December 31, 1995, 1994 and 1993           6 - 7

          Notes to the financial statements                     8 - 13

          Financial schedules for the three years ended
          December 31, 1995, 1994 and 1993:


             II   Valuation and qualifying accounts and reserves    14

          All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

          To The Partners of

          Orkla Exolon KS

                                             Trondheim, February 9, 1996


          Report of Independent Public Accountant.

          We have audited the accompanying balance sheets of Orkla Exolon KS as of December 31, 1995 and 1994, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and related schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orkla Exolon KS as of December 31, 1995 and 1994, and the results of its operations and cash flows for the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission' s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole, .

          ERNST & YOUNG - TRONDHEIM AS

          Hans J Jonassen
          State Authorized Public Accountant, (Norway)

           BALANCE SHEET AT DECEMBER 31st

            Assets                                  NOK 1995      NOK 1994



           Current Assets

           Cash                                   14,461,939     9,386,111
           Trade receivables, less allowance
           for doubtful accounts of NOK 380 000   16,499,168    17,120,092


           Other accounts receivable and
           prepayments                             2,776,714     2,665,939

           Receivable from related parties         5,570,011     5,214,232
           (Note 4)

           Inventories  (Note 3)                  20,194,000    20,960,000
                                                  __________    __________


           Total current assets                   59,501,832    55,346,374



           Long-Term Receivables and Other         7,025,136     6,466,136
           Assets (Note 5)

           Property, Plant and Equipment

           At cost
           Land                                      507,930       507,930

           Buildings                              18,127,175    17,988,414

           Machinery, equipment and
           installations                          43,779,235    35,526,285
                                                  __________    __________

                                                  62,414,340    54,022,629

           Accumulated depreciation              (35,989,31)  (34,109,640)
                                                 ___________  ____________

           Net property, plant and equipment      26,425,030    19,912,989
                                                  __________    __________

           Total assets                           92,951,998    81,725,499


           The accompanying notes are an integral part of these financial statements.

           BALANCE SHEET AT DECEMBER 31st



           Liabilities and Partners' Interest         NOK 1995    NOK 1994


           Current Liabilities

           Bank indebtedness  (Note 6)               3,000,000   3,000,000

           Accounts payable and accruded
           expenses                                 14,960,958  13,329,427
           Portion of long-term debt repayable
           within one year  (Note 7)                   483,334     483,334
                                                    __________  __________

           Total current liabilities                18,444,292  16,812,761

           Long-Term Debt

           Mortgage loans  (Note 7)                  5,074,999   5,558,333

           Portion repayable within one year         (483,334)   (483,334)
           (Note 7)                                 __________  __________

           Total long-term debt                      4,591,665   5,074,999

           Partners' Interest

           Paid-in capital  (Note 8)                11,349,100  11,349,100

           Retained earnings                        58,566,941  48,488,639
                                                    __________  __________

           Total partners' interest                 69,916,041  59,837,739
                                                    __________  __________

           Total liabilities and partners'          92,951,998  81,725,499
           interest

           Commitments and Contingent Liabilities   (Note 9)


           The accompanying notes are an integral part of these financial statements.

           STATEMENT OF INCOME AND RETAINED EARNINGS

           FOR THE YEARS ENDED DECEMBER 31st


           Income from Operations      NOK 1995     NOK 1994    NOK 1993



           Sales                      103,426,909  96,220,973   77,449,041

           Cost of sales exclusive
           of depreciations shown
           below                       78,782,750  79,020,248   68,495,781

           Gross income                24,644,159  17,200,725    8,953,260

           Depreciation                 2,129,670   1,597,094    1,423,216
           Selling, general and
           administrative expenses     12,742,064   9,129,804   10,402,262

           Bad debts, net               (107,430)      94,260    (867,869)
                                       __________  __________   __________

           Income/loss from
           operations                   9,879,855   6,379,567  (2,004,349)

           Other Income/Expense

           Interest on mortgage
           loans and bank overdraft     (394,659)   (631,827)    (620,949)

           Interest income                489,941     156,774       53,744

           Foreign exchange
           gain/loss                      103,165   (245,073)      884,133

           Gain on investments                  0           0            0
                                       __________  __________   __________

           Income/loss from other
           activities                     198,447   (720,126)      316,928

           Income/loss for the yr.     10,078,302   5,659,441  (1,687,421)

           Retained earnings at
           January 1st                 48,488,639  42,829,198   44,516,619
                                       __________  __________   __________

           Retained earnings at
           December 31st               58,566,941  48,488,639   42,829,198

           The accompanying notes are an integral part of these financial statements.

           STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31st

           Cash Flows from
           Operating Activities          NOK 1995   NOK 1994    NOK 1993

           Net income                  10,078,302  5,659,441   (1,687,421)

           Adjustments to reconcile net income to net

           cash provided by operating activities:

           Depreciations                2,129,670  1,597,094    1,423,216

           Gain/Loss sale property,     (250,000)  (452,521)       28,500
           plant & equipment
           Gain/Loss on other                 0          0            0
           investments

           Change in assets and liabilities:

           Increase/Decrease             154,370  1,302,797   (6,449,710)
           inreceivables and
           prepayments

           Increase/Decrease in          766,000    892,000    3,021,000
           inventories

           Increase/Decrease in         (559,000)  (585,129)    (659,084)
           pension benefit
           plan/prepaid pension
           premiums

           Increase/Decrease in        1,631,531   1,557,980      105,008
           accounts payable and        _________   _________    _________
           accrued expenses



                                       3,872,571   4,312,221   (2,531,070)
                                      __________   _________   __________

           Cash flow from operating   13,950,873   9,971,662   (4,218,491)
           activities

           STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31st


           Cash Flow from
           Investment Activities      NOK 1995     NOK 1994     NOK 1993

           Capital expenditures      (8,641,711)  (2,575,169)    (392,000)

           Sales of bonds                      0            0            0
           Sale of property, plant       250,000      715,000       84,000
           and equipment              __________   __________   __________

           Cash flow from            (8,391,711)  (1,860,169)    (308,000)
           investment activities

           Cash Flow from Financial Activities

           Increase in bank                    0    2,282,000    3,518,000
           indebtedness

           Repayment of long-term      (483,334)  (2,230,762)    (435,722)
           debt                       __________   __________   __________
           Cash from financial         (483,334)       51,238    3,082,278
           activities                 __________   __________   __________
           Net increase/decrease       5,075,828    8,162,731  (1,444,213)
           in cash and cash
           equivalents

           Cash and cash               9,386,111    1,223,380    2,667,593
           equivalents at the         __________   __________   __________
           beginning of year

           Cash and cash              14,461,939    9,386,111    1,223,380
           equivalents at the end
           of year

           Supplemental disclosure of cash flow information

           Cash paid during the          403,178      584,058      640,468
           year for interest:

           The accompanying notes are an integral part of these financial statements.

                                   Orkla Exolon KS

          NOTES TO THE FINANCIAL STATEMENTS  (All amounts expressed in NOK)


          1)   Operations

               The company is organized as a limited partnership under Norwegian law. The main business activity is the manufacture and processing in Norway of Silicon Carbide, an abrasive product.

          2)   Summary of Significant Accounting Policies

          a.   Taxes

               No provisions for taxes are made in the financial statements of the company because, as a limited partnership, it is not subject to income tax, the tax effect of its activities accruing to the partners.

          b.   Inventories

               Finished goods and work in progress are stated at the lower of average production cost and market. Cost comprises raw materials, power, direct labour and manufacturing overhead. Raw materials and supplies are stated at the lower of average purchase cost and market. Cost comprises materials, freight and handling.

          c.   Property, plant and equipment and related depreciation

               Property, plant and equipment are stated at cost.
               Depreciation has been recorded on the basis of cost using the straight line method at the following rates which are estimated to depreciate the assets over their useful lives in the business:

                    Land                        0%
                    Buildings                   2%
                    Machinery and installations 6%
                    Equipment and vehicles     10%

               Maintenance and repairs are expensed as incurred, major renewals and betterments are capitalized.

               Transactions denominated in foreign currencies are translated into Norwegian kroner at the approximate exchange rates ruling at the date of the individual transaction. Foreign currency denominated assets and liabilities are translated into Norwegian kroner at the approximate exchange rates ruling at the year end.

          e.   Pension

               The company has an insured pension plan which provides pension for eligible employees on retirement at the age of 67 years or earlier in the event of disability, and for widows, widowers and dependent children of deceased employees covered by the plan. The basis for the pension on retirement is the final salary at that date. Number of service years required to obtain full pension is 30 years. The pension benefits are secured by collective insurance policy. The company's insured pension is coordinated with the obligatory state pension scheme and is a benefit plan per. FASB 87.

          f.   Use of estimates

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

          3)   Inventories


           Inventories consist of:                  1995        1994
                                                ________    ________

           Finished Goods                      7,385,000   7,895,000
           Work in progress                    8,937,000   8,469,000
           Raw materials                       2,836,000   2,800,000
           Supplies (net)*)                    1,036,000   1,796,000
                                              __________  __________

                                              20,194,000  20,960,000

           *) Supplies are included net of an obsolescence provision of NOK 1 282 000.


          4)   Related Party Transactions

           Amounts receivable from/payable to related parties consist of:



                Receivable from:                     1995          1994
                                                    ______        ______


                The Exolon - ESK Company,           963,436       522,343
                New York, USA

                Orkla Exolon AS                   4,606,575     4,691,889

                Norsk Exolon AS                           0             0
                                                  _________     _________

                  Total receivable from           5,570,011     5,214,232
                related parties

                Payable to:

                Orkla AS                            106,440        76,600

                Sales:                      1995       1994          1993
                                         _______    _______       _______

                Exolon ESK Comp        5,255,893  5,567,746     4,641,462

                ESK Germany                    0    679,386             0


           The Exolon - ESK Company, New York, USA is the ultimate holding company of Norsk Exolon AS.

               Purchases


           Purchases of goods and services from related parties during the year were as follows:

                                                  1995     1994     1993
                                                 _____    _____    _____

                Orkla AS                       341,607  337,633  302,845

                Borregaard                     297,422        0        0

                The Exolon - ESK Company,
                New York, USA                        0        0   77,750
                Elektrosmeltzwerk, Kempten,
                Germany                        371,500  215,100  334,900
                                               _______  _______  _______

                  Total purchases from
                related parties              1,010,529  552,733  715,495

          5)   Pensions

               For the calculation for Orkla Exolon KS is used main assumptions of 5% interest, 7% rate of return and 2% salary increases. The company's funding exeed their obligations and net value of funding and obligations is classified as long term receivables. Total assets of the pension plan at December 31, 1995 were NOK 26 286 000.

               Prior years the company has booked pension premium fund only. Pension premium fund is used for advance payments for insured collective pensions plan to obtain deductions for tax purposes. Some changes to the fund, such as bonuses, was booked upon as revaluation and amortized over 12 years. This amortization plan is continued and will cause yearly credit of NOK 209 000.

               This years movements in caption for long term receivables and other assets can be summarized as follows:

                                                                      1995
                                                                 _________

           Net value of benefit plan as of 1.1.95                7,224,279

           Difference between actuarial calculation and
           pension premium fund as of 1.1.95                             0

           Rest revaluation pension premium fund as of 1.1.95    (758,143)

           Prepaid pension premium  as of 1.1.95                         0

           Booked pension premium fund as of 12.31.94            6,466,136

           Net pension premium 1995                                350,000

           Revaluation pension premium fund 1995                   209,000
                                                                  ________

           Booked value of benefit plan as of 12.31.95           7,025,136

           Rest revaluation pension premium fund as of             299,269
           12.31.95                                               ________

           Net value of benefit plan as of 12.31.95              7,324,405

          6)   Bank Indebtedness

               The company has an overdraft facility of NOK 3 000 000. The company pays a commission on the total facility of 1%. Interest on the amount utilised is the banks prime rate + 0.5%. In addition, the bank is comitted to lend the company up to NOK 3 000 000 in equivalent DEM amount until September 31, 1996. The interest rate is LIBOR + 1.5%. These loan-facilities are secured on properties, plant and equipment, raw materials, work in progress and finished goods. Unused line of credit at December 31, 1995 was NOK 3 000 000 and NOK 3 000 000 at December 31,
          1994.

          7)   Long-Term Debt

      Long-term debt consist of:


                                 INTEREST
      LENDER         SECURITY      RATE      1995       1994       1993
      __________     _________   ________   _______    _______    _______

      Den Norske    First          12.70%          0          0          0
      Industribank  mortgage
                    Second         12.70%          0          0    175,000
                    mortgage
                    (Buildings,
                    machinery &
                    equipment)


      Den Norske    Third           8.00%          0          0    123,526
      Industribank  mortgage
                    (Buildings,
                    machinery &
                    equipment)

      Den Norske    Fourth          9.70%          0          0    461,540
      Industribank  mortgage

      Den Norske    Fifth           8.00%          0          0    861,529
      Industribank  mortgage
                    (Buildings,
                    machinery &
                    equipment)

      Den Norske    Sixth          12.00%          0          0    367,500
      Industribank  mortgage                                       _______
                    (Buildings,
                    machinery &
                    equipment)

      SND           First           6.80%   5,075,000    5,558,333
                    mortgage                _________    _________
                    (Buildings,
                    machinery &
                    equipment)


      Mortgage loans as of December 31st     5,075,000     558,333  1,989,095

        REPAYMENT TERMS

                          1996             483,333
                          1997             483,333
                          1998             483,333
                          1999             483,333
                          2000 onwards   3,141,668
                                        __________
                                         5,075,000


          8)        Paid-in Capital

                 THE PAID-IN CAPITAL IS AS FOLLOWS:

                                           SHARE IN
                                          PARTNERSHIP         NOK

         Norsk Exolon AS, Orkanger           42.3285%     4,803,900
         Orkla AS, Oslo                      42.3285%     4,803,900
         Orkla Exolon AS, Orkanger           15.3430%     1,741,300
                                             ________     _________

                                            100.0000%    11,349,100

          9)   Commitments and Contingent Liabilities

               Environmental standards

               The company is still involved in discussions with the Norwegian State Pollution Control Authority (SFT) regarding environmental issues. These issues are mainly related to dust and SO2-emission.

               Following open issues exists:

               Authorities have not yet specified which environmental requirements the company has to follow.

               These are uncertainties connected to which technological methods to use to meet environmental requirements.

               There exist uncertainty regarding the financial consequences connected to environmental requirements.

               The Authorities (SFT) has announced that the existing permission for emission is withdrawn from January 1, 1996. The company has presented plans to SFT for how to solve environmental issues. These plans will form basis for the Authorities evaluation of further permission for future emission.

               SFT's draft for a new concession will be presented in February 1996.

          10)  Unrecorded Adjustments

               The adjustments shown below have been made to present the accompanying financial statements in accordance with US generally accepted accounting principles and Exolon ESK company accounting principles:

                                               Increase(+)/decreace(-) in:

                                                  STATEMENT       RETAINED
                                                  OF INCOME       EARNINGS


                 1995 *)                             16,579      9,670,117

                 1994 *)                           (56,955)      9,653,538

                 1993 (Change in N GAAP re.       (261,450)
                 Acc. principles
                   for pensions)

                 1993                               766,758      9,971,943
                 1992 **)                       (9,667,305)      9,205,185

                 1991 ***)                     (13,401,790)     18,872,490

           *)    Differences in 1995 and 1994
                 is due to:

                 Statement of income:                  1995           1994
                                                    _______        _______

                 Effect of different              (392,421)      (265,955)
                 depreciation rates
                 Effect of different capital        200,000              0
                 expenditures

                 Effect on accounting of            209,000        209,000
                 pension per FASB 87

                 Effect on different loss on              0              0
                 disposal fixed assets

                                                     16,579       (56,955)

                 Retained earnings:

                 Inventory obsolensence         (1,282,000)    (1,282,000)
                 (supplies)

                 Benefit plan per FASB 87         (299,268)      (508,268)

                 Fixed assets                    11,251,385     11,443,806
                                                 __________     __________

                                                  9,670,117      9,653,538

           **) The decrease in difference between retained earnings per US GAAP and local books in 1992 is mostly due to change in Norwegian accounting principles.

           ***) The decrease in difference between retained earning per US GAAP and local books in 1991 is mostly due to changes in Norwegian tax regulation as some of the tax related reserves were made permanent as of January 1, 1991. This does not effect the financial statements of Orkla Exolon KS per US GAAP (see note 2a)

          Valuation and Qualifying Accounts and Reserves        Schedule II

                                                                  REALIZED
                                              ADDITION             LOSSES
                                   BALANCE     CHARGED   BALANCE     ON
                                      AT         TO       AT END  ACCOUNTS
                                  BEGINNING   COST AND     OF     RECEIV-
           CLASSIFICATIONS        OF PERIOD   EXPENSES   PERIOD    ABLES
           ________________       _________   _________  ______   ________

           Year ended December 31, 1995

           Allowance for             380,000
           doubtful accounts

           Year ended December 31,1994

           Allowance for             343,000     37,000  380,000    57,260
           doubtful accounts

           Year ended December 31,1993

           Allowance for           1,230,000  (887,000)  343,000    19,131
           doubtful accounts

          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          March 15, 1996                EXOLON-ESK COMPANY

                                             S/ J. Fred Silver
                                        By:________________________
                                        J. Fred Silver,
                                        President and
                                        Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



           S/ J. Fred Silver
           _____________________

           J. Fred Silver,
           President and Chief
           Executive Officer



           S/ James A. Bernardoni
           _____________________
           James A. Bernardoni,
           Vice President Finance,
           and Principal Accounting
           Officer



           S/ Theodore E. Dann, Jr.
           ________________________

           Theodore E. Dann, Jr.        Chairman of the    March 15, 1996
                                             Board


           S/ Brent D. Baird
           ________________________
           Brent D. Baird                  Director        March 15, 1996


           S/ Dirk Benthien
           _______________________

           Dirk Benthien                   Director        March 15, 1996


           S/ Dr. Hans Essler
           _______________________

           Dr. Hans Essler                 Director        March 15, 1996


           S/ Dr. Hans Herrmann
           _______________________
           Dr. Hans Herrmann               Director        March 15, 1996


           S/ Patrick W. E. Hodgson
           ________________________

           Patrick W.E. Hodgson            Director        March 15, 1996


           S/ Joseph R. Pinotti
           _______________________
           Joseph R. Pinotti               Director        March 15, 1996

                                   EXHIBIT INDEX
          Exhibit
            No.            Description                   Reference

         3A        Restated Certificate of      Exhibit 3A on pages 68-84
                   Incorporation

         3A(1)     Certificate of Merger        Exhibit 3A(1) on pages
                                                85-93
         3         Amendment to By-Laws dated   Exhibit 3E to the report
                   March 23, 1991               on Form 10-Q for the
                                                quarter ended March 23,
                                                1991*

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

         3H        By-Laws                      Exhibit 3H to the report
                                                on Form 10-K for the year
                                                ended December 31, 1994*

         4         Instruments Defining Rights  Articles of
                   of Security Holders          Incorporation, Exhibits
                                                3A, and Exhibits 3F and
                                                3G to the report on Form
                                                10-K for the year ended
                                                December 31, 1994*

         10D(23)   Revolving Credit Agreement   Exhibit 10D(23) to the
                   dated December 22, 1992      Report on Form 10-K for
                                                the year ended December
                                                31, 1992*

         10D(24)   Industrial Revenue Bond      Exhibit 10D(24)  to the
                   Agreement dated January 1,   Report on Form 10-K for
                   1993.                        the year ended December
                                                31, 1992*
         10F       Stockholder's Agreement      Exhibit 10F on pages 94-
                   dated as of April 26, 1984   100
                   between the Registrant and
                   Wacker Chemical Corporation

         10G       Restated License Agreement   Exhibit 10G on pages 101-
                   dated as of April 26, 1984   115
                   among Elektroschmelzwerk
                   Kempten GmbH, ESK
                   Corporation and the
                   Registrant

         10H       Distributorship Agreement    Exhibit 10H on pages 116-
                   dated April 27, 1984         129
                   between Elektroschmelzwerk
                   Kempten GmbH and the
                   Registrant

         10I       Indemnification Agreement    Exhibit 10I on pages 130-
                   dated as of December 15,     131
                   1984 between Wacker
                   Chemical Corporation and
                   the Registrant

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

         11        Statement of computation of  Page  132
                   per share earnings
         21 Amendment of Certificate of Exhibit 21 to the Report Incorporation dated October on Form 10-Q for the
                   28, 1992                     quarter ended September
                                                30, 1992*

         22        Subsidiaries of the          Page 133
                   registrant

         27        Financial Data Schedule      Submitted Electronically

         * Incorporated herein by reference


                                                  Exhibit 3A

                                       RESTATED

                             CERTIFICATE OF INCORPORATION

                                          OF

                                  The Exolon Company

                    The original Certificate of Incorporation of The Exolon Company was filed with the Secretary of State of the State of Delaware on December 5, 1975. This Restated Certificate of Incorporation was duly adopted by the stockholders on April 12, 1984, in accordance with the provisions of Sections 245 & 242 of the General Corporation Law of the State of Delaware.

                    FIRST.    The name of the Corporation is Exolon-ESK
          Company.

                    SECOND.   The address of its registered office in the
          State of Delaware is 100 West Tenth Street in the City of Wilmington, County of New Castle. The name of the registered agent at such address is The Corporation Trust Company.

                    THIRD.    The purpose of the Corporation is to engage
          in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

                    FOURTH.   The number of shares of all classes which the
          Corporation is authorized to have outstanding is 1,300,000 shares, consisting of (I) one hundred thousand (100,000) preferred shares without par value, issuable in series (hereinafter designated "Preferred Stock"), (ii) six hundred thousand (600,000) common shares with a par value of one Dollar ($l) per share (hereinafter designated "Common Stock"), and (iii) six hundred thousand (600,000) common shares with a par value of $1 (hereinafter designated "Class A Common Stock"). The express terms and provisions of the shares of each class are as follows:

                                    SUBDIVISION A
                          PREFERRED STOCK ISSUABLE IN SERIES

                    The Preferred Stock may from time to time be divided into and issued in one or more series. Except to the extent herein provided, the different series shall be established and designated, the rights and preferences thereof established and the variations in the relative rights and preferences as between the different series shall be established by the Board of Directors as herein provided. In all other respects all shares of Preferred Stock shall be identical.

                    The Preferred Stock may be issued from time to time by authority of the Board of Directors for such consideration as from time to time may be fixed by vote of the Board of Directors.

                    The Board of Directors is hereby expressly authorized, subject to the provisions of these Articles, to establish one or more additional series of Preferred Stock and, with respect to each such series, to establish:

                    (1) the number of shares constituting such series and the distinctive designation thereof;

                    (2) the dividend rate on the shares of such series and the dividend payment dates, and whether the shares of such series shall be entitled to any participating or other dividends in addition to dividends at such rate, and if so on what terms;

                    (3) whether or not the shares of such series shall be redeemable and, if redeemable, the redemption prices and the terms and manner of redemption;

                    (4) the preferences, if any, and the amount or amounts per share which the shares of such series shall be entitled to receive upon any voluntary or involuntary liquidation, dissolution or winding-up of the Corporation;

                    (5) whether or not the shares of such series shall be subject to the operation of retirement or sinking funds to be applied for redemption of such shares and, if so, the annual amount thereof and the terms and provisions relative to the operation thereof;

                    (6) the terms and conditions, if any, upon which shares of such series shall be convertible into, or exchangeable for, shares of stock of any other class or classes, including the price or prices or the rate or rates of conversion or exchange and the terms of adjustment, if any:

                    (7) the conditions under which and matters on which the shares of such series shall vote as a separate class;

                    (8) limitations or restrictions, if any, on the issuance of additional shares of such series or any shares of any other series of Preferred Stock; and

                    (9) such other preferences or restrictions or qualifications thereof as the Board of Directors may deem advisable and as are not inconsistent with law and the provisions of this Restated Certificate of Incorporation.

                    Each share of Preferred Stock of any series shall be entitled to one vote per share, each such series voting as a single class with the holder of common shares of a stated class of the Corporation. Votes need not be written ballot unless requested by the holder of shares entitled to vote thereon.

                    Notwithstanding the fixing of the number of shares constituting a particular series, the Board of Directors may any time thereafter authorize the issuance of additional shares of the same series.

                    Holders of Preferred Stock shall be entitled to receive, when and as declared by the Board of Directors out of funds legally available therefor, cumulative cash dividends at the annual rates fixed hereby or by the Board of Directors for the respective series. Until all accrued dividends on all series of Preferred Stock shall have been declared and set apart for payment through the last preceding dividend date set for all such series, no cash payment or distribution shall be made to holders of any other class of stock of the Corporation. Arrearages in the payment of dividends shall not bear interest. No dividend shall be declared and set apart for payment on any series of Preferred Stock if dividends are in arrears on any other series. Nothing herein contained shall be deemed to limit the right of the corporation to purchase or otherwise acquire at any time any shares of its capital stock, provided that no shares of capital stock shall be repurchased at any time when dividends on any series of Preferred Stock are in arrears.

                    Any shares of Preferred Stock which shall have been purchased or redeemed, or which shall at any time have been surrendered for conversion o r exchange or for cancellation pursuant to any retirement or sinking fund provision with respect to any series of Preferred Stock, shall be retired and shall thereafter have the status of authorized and unissued shares of Preferred Stock undesignated as to series.

                                    SUBDIVISION B
                       SPECIAL TERMS AND PROVISIONS APPLICABLE
                  TO $1.12-1/2 SERIES A CONVERTIBLE PREFERRED STOCK

                    There shall be a series of Preferred Stock which shall consist of Thirty-one Thousand Five Hundred Twenty-three (31,523) shares of said Preferred Stock and which shall constitute a series designated as the $1.12-1/2 Series A Convertible Preferred Stock (hereinafter referred to as the "Series A Preferred Stock").

                    (1)  Dividends.

                    The holders of the Series A Preferred Stock shall be entitled to receive, as and when declared by the Board of Directors out of any funds legally available therefor, cumulative cash dividends at the annual rate of $1.12-1/2 per share held, payable quarterly on the last day of November, February, May and August in each year.

                    (2)  Redemption.

                         (a) The Corporation may, pursuant to a resolution adopted by the Board of Directors, redeem on any dividend payment date all or any part of the Series A Preferred Stock at the time outstanding at a redemption price of $25 per share, together with all dividends accrued thereon to the date fixed for such redemption. If less than all of the outstanding shares of the Series A Preferred Stock are to be redeemed, the shares to be redeemed, the shares to be redeemed shall be determined by lot or pro rata in such manner as the Board of Directors may prescribe.

                         (b) Notice of every redemption shall be mailed, addressed to the holders of record of the shares to be redeemed at their respective addresses as they shall appear on the books of the Corporation, at least twenty (20) days and not more than sixty (60) days prior to the date fixed for redemption.

                         (c)  If on or before the redemption date the
          redemption price, together with accrued dividends to the date fixed for redemption, shall have been set aside by the Corporation, separate from its other funds in trust for the pro rata benefit of the holders of the shares called for redemption, then after the date of redemption notwithstanding that any certificate for shares of the Series A Preferred Stock so called for redemption shall not have been surrendered for cancellation, the shares represented thereby shall no longer be deemed outstanding, the dividends thereon shall cease to accrue, and all rights with respect to such shares shall terminate on the redemption date, except for the right of the holders thereof to receive the redemption price of and dividends accrued on the shares so redeemed without interest.

                    (3)  Liquidation, Dissolution and Winding-Up.

                         (a) In the event of any voluntary or involuntary liquidation, dissolution or winding-up of the affairs of the Corporation, then before any distribution or payment shall be made to the holders of the common shares of any class, the holders of the Series A Preferred Stock shall be entitled to be paid in full an amount equal to $25 per share, together with all dividends accrued thereon to such distribution or payment date. If the amounts so payable are not paid in full, the holders of all of the outstanding shares of Series A Preferred Stock shall share ratably in any distribution of assets in proportion to the full amounts to which they would otherwise be respectively entitled.

                         (b) Neither a consolidation nor merger of the Corporation with or into any other corporation, nor a reorganization of the Corporation, nor a sale or transfer of the business or assets of the Corporation as or substantially as an entirety, shall be considered a liquidation, dissolution or winding-up of the affairs of the Corporation within the meaning of the foregoing provisions.

                         (c) As used herein, the term "dividends accrued" means, with respect to the shares of the Series A Preferred Stock, an amount equal to simple interest at the rate of $1.12-1/2 per share per annum from the date of issuance, or from the last date on which a dividend was paid on such shares, to the date as of which the computation is to be made, as the case may be.

                    (4)  Retirement Fund.

                         Shares of the Series A Preferred Stock shall not be subject to the operation of a retirement or sinking fund to be applied for redemption of such shares.

                    (5)  Conversion Rights.

                         (a) Shares of the Series A Preferred Stock shall be convertible into fully paid and non-assessable shares of the Corporation's Common Stock at the rate of 1.12-1/2 shares of the Common Stock for each share of Series A Preferred Stock. Such shares shall be converted by giving written notice of the election to convert to any Transfer Agent and surrendering the certificate or certificates for such shares to such Transfer Agent in transferable form. In case of the Corporation's redemption of any shares of the Series A Preferred Stock, such right of conversion shall end, as to the shares called for redemption, at the close of business on the sixth business day prior to the date fixed for redemption, unless default shall be made in the payment of the redemption price. In the event of the liquidation or dissolution of the Corporation, such right of conversion shall end at the close of business on the tenth business day prior to the date fixed for the first distribution to the holders of Series A Preferred Stock. Upon conversion, the Corporation shall make no payment or adjustment on account of dividends accrued on the shares of Series A Preferred Stock surrendered for conversion, except that in the case of shares called for redemption accrued dividends shall be paid through the date fixed for redemption.

                         (b) The number of shares of the Common Stock into which each share of the Series A Preferred Stock is convertible shall be subject to the following adjustments from time to time after the happening of the following events as follows:

                              (i)  In case the Corporation shall (1)
          declare a dividend on the Common Stock payable in shares of the Common Stock, (2) subdivide the outstanding shares of the Common Stock, (3) combine the outstanding shares of the Common Stock into a smaller number of shares, or (4) issue by reclassification of the Common Stock any shares of the Corporation, each holder of the Series A Preferred Stock shall thereafter be entitled upon conversion to receive for each share the number of shares of the Corporation which he would have owned or have been entitled to receive after the happening of such event had such share been converted immediately prior to the happening of such event. Such adjustment shall become effective immediately after the close of business on the record day for such dividend or the day upon which any subdivision, combination or reclassification shall become effective.

                              (ii) In case the Corporation shall
          consolidate or merge into or with another corporation, or in case the Corporation shall sell or convey all or substantially all of its property, each share of the Series A Preferred Stock then outstanding shall thereafter be convertible into the kind and amount of shares of stock, other securities, cash and/or property received by a holder of the number of shares of Common Stock into which such share might have been converted immediately prior to such event, and shall have no other conversion rights. In any such event, effective provision shall be made in the certificate or articles of incorporation or organization of the resulting or surviving corporation or otherwise or in any contracts of sale and conveyance for said conversion rights of the shares of the Series A Preferred Stock.

                              (iii) In case the Corporation shall issue rights to the holders of the Common Stock entitling them to subscribe for or purchase shares of the Common Stock at a price per share less than the current market price of the Common Stock (as defined in Subsection (v) below) on the record date thereof the number of shares of the Common Stock into which each share of the Series A Preferred Stock shall thereafter be convertible shall be determined by multiplying the number of shares of the Common Stock into which such shares of the Series A Preferred Stock was theretofore convertible by a fraction, of which the numerator shall be the number of shares of the Common Stock outstanding on the record date plus the number of additional shares of the Common Stock offered for subscription or purchase, and of which the denominator shall be the number of shares of the Common Stock outstanding on the record date plus the number of shares of the Common Stock which the aggregate offering price of the total number of shares so offered would purchase at such current market price. Such adjustment shall be made whenever such rights are issued and shall become effective immediately after the record date for the determination of stockholders entitled to receive such rights.

                              (iv) In case the Corporation shall distribute to all holders of its Common Stock rights to subscribe to-its debt securities or equity securities other than Common Stock, then in each such case the number of shares of Common Stock into which each such share of Series A Preferred Stock shall be convertible after the record date for such distribution shall be determined by multiplying the number of shares of Common Stock into which such share of Series A Preferred Stock was theretofore convertible by a fraction, of which the numerator shall be the current market price per share of the Common Stock (as defined in Subsection (v) below) on such record date and of which the denominator shall be the current market price per share of the common Stock on such record date less the value of the subscription rights so distributed applicable to one of the outstanding shares of Common Stock. Value shall be determined by the Board of Directors of the Corporation, whose determination shall be conclusive and shall be described in a statement filed with the Transfer Agent or Transfer Agents for such shares of such series and for the Common Stock and sent to the holders of the Series A Preferred Stock.

                              (v)  The current market price per share of
          the Common Stock on any date shall be deemed to be the average of the daily closing prices for the fifteen (15) consecutive business days commencing thirty (30) business days before such record date. The closing price for each day shall be the last reported sales price regular way or, in case no such reported sale takes place on such day, the average of the reported closing bid and asked prices regular way, in either case on the Boston Stock Exchange or the American Stock Exchange or, if the Common Stock is not listed on either Exchange, the average of the closing bid and asked prices as furnished by any member of the New York Stock exchange selected from time to time by the Corporation. The term "business day" means any day on which such Exchange shall be open for trading.

                              (vi) No fractional shares of the Common Stock shall be issued upon any conversion but, in lieu thereof, there shall be paid to each holder of shares of the Series A Preferred Stock surrendered for conversion who would otherwise be entitled to receive a fraction of a share on such conversion, as soon as practicable after the date such shares are surrendered for conversion, an amount in cash equal to the same fraction of the market value of a full share of the Common Stock, unless the Board of Directors shall determine to adjust fractional shares by the issue of fractional scrip certificates or in some other manner. For such purpose, the market value of a share of the Common Stock shall be the last reported sales price regular way on the day immediately preceding the date upon which shares are surrendered for conversion, or, in case no such sale takes place on such day, the average of the reported closing bid and asked prices regular way on such day, in either case on the Boston Stock Exchange or American Stock Exchange, or, if the shares of Common Stock are not listed on either Exchange, the average of the closing bid and asked prices as furnished by any member of the New York Stock Exchange selected from time to time by the Corporation.

                              (vii)     No adjustment in the number of
          shares of the Common Stock into which each share of the Series A Preferred Stock is convertible shall be required unless such adjustment would require an increase or decrease of more than 1/5Oth of a share in the number of shares of the Common Stock into which such share is then convertible; provided, however, that any adjustments which are not required to be made shall be carried forward cumulatively and taken into account in any subsequent calculation.

                              (viii) Whenever any adjustment is required in the shares of Common Stock into which each share of the Series A Preferred Stock is convertible, the Corporation shall keep available at each of its offices and the offices of each Transfer Agent or Transfer Agents for such shares of such series and for the Common Stock a statement describing in reasonable detail the adjustment and the method of calculation used, and shall cause a copy of such statement to be mailed to the holders of record of the shares of the Series A Preferred Stock.

                         (c) The Corporation shall at all times reserve and keep available out of the authorized but unissued shares of the Common Stock the full number of shares of the Common Stock into which all shares of the Series A Preferred Stock from time to time outstanding are convertible, but shares of the Common Stock held in the treasury of the Corporation may in its discretion be delivered upon any conversion of shares of the Series A Preferred Stock.

                         (d)  Shares of the Series A Preferred Stock
          converted into Common Stock shall have the status of authorized but unissued shares of Preferred Stock and any such shares may be reissued as shares of the Series A Preferred Stock or of any other series.

                         (e) In case securities other than Common Stock, cash or property shall be issuable, payable or deliverable by the Corporation upon conversion as aforesaid, then all references in this paragraph shall be deemed to apply, so far as appropriate and as nearly as may be, to such other securities.

                    (6)  Voting.

                    Each share of the Series A Preferred Stock shall be entitled to one vote per share, voting as a single class with the shares of Common Stock. So long as any shares of the Series A Preferred Stock are outstanding, no provisions hereof relating to such stock may be amended without the consent of the holders of at least two-thirds of all outstanding shares of the Series A Preferred Stock, which consent may be given in writing without a meeting or at a meeting duly held for such purpose.

                    (7)  Issuance of Other Shares of Preferred Stock.

                    The Board of Directors of the Corporation may authorize the issuance of additional shares of Series A Preferred Stock and of shares Of one or more other series of Preferred Stock, provided that no other series shall have any preference over the Series A Preferred Stock upon any liquidation, dissolution or winding-up of the affairs of the Corporation, but other series may be so authorized ranking on a parity with the series A Preferred Stock in such respects pro rata based on the amount of the respective preferences on liquidation.

                                    SUBDIVISION C
                 SPECIAL TERMS AND PROVISIONS APPLICABLE TO $1.12-1/2
                         SERIES B CONVERTIBLE PREFERRED STOCK

                    There shall be a series of Preferred Stock which shall consist of Thirty-one Thousand Five Hundred Twenty-three (31,523) shares of said Preferred Stock and which shall constitute a series designated as the $1.12-1/2 series B Convertible Preferred Stock (hereinafter referred to as the "Series B Preferred Stock").

                    The shares of Series B Preferred Stock shall have the same per share rights, preferences, voting powers and privileges as the Series A Preferred Stock except as otherwise expressly provided in this Restated Certificate of Incorporation and as follows:

                    (1)  Dividends.

                    The holders of the Series B Preferred stock shall be entitled to receive, as and when declared by the Board of Directors out of any funds legally available therefor, cumulative dividends from January 1, 1984 at the annual rate of 0.8315 per share held, payable quarterly on the last day of November, February, May and August in each year until the earliest of (i) December 31, 1992, (ii) the sale of all or substantially all of the assets of the Corporation, or (iii) the transfer of a controlling interest in the Common Stock and the Series A Preferred Stock (taken together as a whole), and thereafter at the annual rate of $1.12-1/2. In the event of an adjustment of the Common Stock Percentage from 57.5%, the amount of such cumulative dividend shall be adjusted, effective on the date of issuance of the Series B Preferred Stock, to an amount that bears the same relation to $1.12-1/2 as (a) 100% minus, the adjusted Common Stock Percentage bears to (b) the adjusted Common Stock Percentage.

                    (2)  Redemption.

                    For purposes of Subdivision B, Section (2) hereof, as made applicable to the shares of Series B Preferred Stock hereof, the redemption price shall be the same amount as the amount of the preference under Section (3) of this Subdivision C.

                    (3)  Liquidation, Dissolution and Winding-Up.

                         (a) The holders of the Series B Preferred Stock shall be entitled to a preference of $18.48 per share in the event of any liquidation, dissolution or winding-up of the affairs of the Corporation until the earliest of (i) December 31, 1992, (ii) the sale of all or substantially all of the assets of the Corporation (other than a sale as a result of proceedings under the Bankruptcy Act or other insolvency law), (iii) a voluntary liquidation, or (iv) the transfer of a controlling interest in the Common Stock and the Series A Preferred Stock (taken together as a whole), and thereafter of $25 per share. In the event of an adjustment of the Common Stock Percentage from 57.5%, the amount of such preference shall be adjusted to an amount that bears the same relation to $25 as (a) 100% minus the adjusted Common Stock Percentage bears to (b) the adjusted Common Stock Percentage.

                         (b) Neither a consolidation nor merger of the Corporation with or into any other corporation, nor a reorganization of the Corporation, nor a sale or transfer of the business or assets of the Corporation as or substantially as an entirety, shall be considered a liquidation, dissolution or w winding-up of the affairs of the Corporation within the meaning of the foregoing provision.

                         (c) As used herein, the term "dividends accrued" means, with respect to the shares of the Series B Preferred Stock, an amount equal to simple interest at the annual dividend rate in effect during the period involved from January 1, 1984, or from the last date on which a dividend was paid on such shares, to the date as of which the computation is to be made, as the case may be.

                    (4)  Retirement Fund.

                         Shares of Series B Preferred Stock shall not be subject to the operation of a retirement or sinking fund to be applied for redemption of such shares.

                    (5)  Conversion Rights.

                         Shares of Series B Preferred Stock shall be convertible into shares of Class A Common Stock, at the same rate and on the same terms and conditions as contained in Subdivision B, Section (5) hereof, as the shares of Series A Preferred Stock are convertible into shares of Common Stock, and for the purposes hereof references to "Common Stock" in said section 5 shall be deemed to be to "Class A Common Stock" and references to "Series A Preferred Stock" shall be deemed to be to "Series B Preferred Stock." For purposes of clause (v) and (vi) of Section 5(b) as applied to the Class A Common Stock hereunder the market value of the shares of Class A Common Stocks shall be as determined in good faith by the Board of Directors by the affirmative vote of not less than five members thereof based upon the value of the shares of Common Stock at the times provided in said Clauses (v) and (vi).

                    (6)  Voting.

                         Each share of the Series B Preferred Stock shall be entitled to one vote per share, voting as a single class with the shares of Class A Common Stock. So long as any shares of the Series B Preferred Stock are outstanding, no provisions hereof relating to such stock may be amended without the Consent of the holders of at least two-thirds of all outstanding shares of the Series B Preferred Stock, which consent may be given in writing without a meeting or at a meeting duly held for such purpose.

                    (7)  Issuance of Other Shares of Preferred Stock.

                         The Board of Directors of the Corporation may authorize the issuance of additional shares of Series B Preferred Stock and of shares of one or more other series of Preferred Stock, provided that no other series shall have any preference over the Series B Preferred Stock upon any liquidation, dissolution or winding-up of the affairs of the Corporation, but other series may be so authorized ranking on a parity with the Series B Preferred Stock in such respects pro rata based on the amount of the respective preferences on liquidation.

                                    SUBDIVISION D
            PROVISIONS APPLICABLE TO COMMON STOCK AND CLASS A COMMON STOCK

                    Each of the shares of Class A Common Stock and each of the shares of Common Stock shall have the same rights, preferences, voting powers and privileges, except as otherwise expressly provided in this Restated Certificate of Incorporation.

                    (1)  Voting Rights.

                         (a) Except as provided with respect to the shares of Preferred Stock and except as hereinafter provided, the holders of Common Stock and of the Class A Common Stock shall have exclusive voting rights for the election of directors and for all other purposes and shall be entitled to one vote for each share held.

                         (b) The holders of a majority of the shares of Class A Common Stock and the Series B Preferred Stock, voting together as a class, shall be entitled to elect one-half of the members of the Board of Directors of the Corporation. The directors thus elected shall be entitled to appoint one-half of members of any Executive Committee established by the Board of Directors pursuant to the By-Laws of the Corporation and shall further be entitled to cause the Corporation to appoint such directors' designees to one-half of the directorships in any subsidiary of the Corporation other than Norsk Exolon A/S.

                         (c) The holders of a majority of the shares of Common Stock and the Series A Preferred Stock, voting together as a class, shall be entitled to elect one-half of the members of the Board of Directors of the Corporation. The directors thus elected shall be entitled to appoint one-half of the members of any Executive Committee established by the Board of Directors pursuant to the By-Laws of the Corporation and shall further be entitled to cause the Corporation to appoint such directors' designees to one-half of the directorships in any subsidiary of the Corporation other than Norsk Exolon A/S.

                         (d) Votes for the election of directors and on other matters need not be by written ballot unless requested by the holder of shares entitled to vote thereon.

                    (2)  Dividends.

                         Out of any assets of the Corporation available for dividends remaining after full cumulative dividends up to the then current dividend period on all shares of Preferred Stock then outstanding shall have been paid or declared and a sum sufficient for the payment thereof set apart, and after or concurrently with making payment of or declaring full dividends on all shares of Preferred Stock then outstanding for the then current dividend period for such stock and setting aside a sum sufficient for the payment thereof, then, and not otherwise, dividends may be paid upon the shares of Common Stock and the Class A Common Stock to the exclusion of the shares of Preferred Stock. Until (a) an amount equal to 45% of the Corporation's consolidated net earnings after taxes and Preferred Stock dividends for the period January 1, 1984 through December 31, 1992 has been paid as dividends on the shares of the common stock and the Class A Common Stock, or (b) until the earlier sale of all or substantially all of the assets of the Corporation or the transfer of a controlling interest in the Common Stock and the Series A Preferred Stock (taken together as a whole), the shares of the Common Stock shall be entitled to the Common Stock Percentage of the aggregate amount of dividends on the shares of Common Stock and Class A Common Stock as and when paid and the shares of Class A Common Stock to the remainder thereof; thereafter shares of Common Stock and Class A Common Stock shall be entitled to equal dividends on a share for s hare basis regardless of class; provided that in the event of the transfer of a controlling stock interest referred to in clause (b) the shares of Common Stock and of Class A Preferred Stock not so transferred shall continue to have the same rights as if such transfer had not taken place, i.e., such shares shall continue to be entitled to their pro rata share of the Common Stock Percentage of the aggregate amount of dividends on the Common Stock and Class A Common Stock until 45% of such net earnings have been paid as dividends; such dividend rights shall be determined by multiplying the aggregate amount of the dividend declared for both the Common Stock and the Class A Common Stock by the Common Stock Percentage, and then dividing such amount by the number of all outstanding shares of Common Stock; the dividend for each other share of Common Stock and for each share of Class A Common Stock shall be equal on a share for share basis regardless of class.

                         (3)   Distribution of Assets.

                         In the event of any dissolution, liquidation or winding-up of the Corporation, after there shall have been paid or set aside in cash for the holders of shares of Preferred Stock the full preferential amounts to which they are entitled, the holders of the shares of Common Stock and Class A Common Stock shall be entitled to receive pro rata all of the remaining assets of the Corporation available for distribution to its stockholders, except as hereinafter provided. The Board of Directors by vote of a majority of the members thereof may distribute in kind to the holders of the shares of Common Stock and Class A Common such remaining assets of the Corporation or may sell, transfer, or otherwise dispose of any or all of the remaining assets of the Corporation to any other corporation and receive payment therefor wholly or in part in cash or in stock or obligations of such other corporation and may sell all or any part of the consideration received therefor and distribute the balance thereof in kind to the holders of the Common Stock and Class A Common Stock. Until December 31, 1992, or the earlier sale of all or substantially all of the assets of the Corporation (other than a sale as a result of proceedings under the Bankruptcy Act or other insolvency law), or a transfer of a controlling interest in the Common Stock and the Series A Preferred Stock (taken together as a whole), the shares of Common Stock shall be entitled to the Common stock Percentage of such remaining assets of the Corporation and the shares of Class A Common Stock to the remainder thereof; provided, that after December 31, 1992 or at the time of any such sale of assets the shares of Common Stock shall first be entitled to receive the amount of dividends then payable with respect to such shares in of the amount payable on the shares of Class A Common Stock prior to any such distribution to the shares of Class A Common Stock; and further provided, that in the event of any such transfer of a controlling interest in the Common Stock and the Series A Preferred Stock, the shares of Common Stock not so transferred shall continue to be entitled to such amount of dividends payable on such shares prior to any distribution to the shares of Common Stock so transferred or to the shares of Class A Common Stock, and shall be entitled to the amount of assets of the Corporation to which such shares would have been entitled in the absence of such transfer of a controlling interest, determined by multiplying the aggregate amount of the assets of the Corporation by the Common Stock Percentage, and then dividing such amount by the number of all outstanding shares of Common Stock, with each other share of Common Stock and each share of Class A Common Stock entitled to an equal amount of assets on a share for share basis regardless of class.

                    (4)  The Common Stock Percentage.

                         As used in this Restated Certificate of
          incorporation, the term "the Common Stock Percentage" means 57.5%, (I) reduced, if more the 10,000 shares of Common Stock and Series A Preferred Stock demand appraisal in connection with the merger of ESK Corporation into the Corporation, to a percentage determined by multiplying 57.5% by a fraction of the numerator of which is the number of shares of Common Stock and Series A preferred Stock not demanding appraisal and the denominator of which is 534,682; and (ii) reduced, if additional federal taxes (including interest thereon net of tax benefit from its deductibility) in excess of $100,000 are assessed against the corporation for years prior to 1983, by .025% for each whole $10,000 of such additional payments (i.e., from 57.5% to 57.25% if there are $100,000 of additional payments); and (iii) increased, if the tax loss carry forward for federal income tax purposes of ESK Corporation available to the Corporation after the merger of ESK Corporation into the Corporation is less than $2,893,000, by .025% for each $21,700 by which the tax loss carry forward is less than $2,893,000 (i.e., from 57.5% to 57.75% if the tax loss carry forward is $217,000 less than $2,893,000).

                    (5)  Determination of Earnings.

                         Consolidated net earnings for purposes of this Subdivision D shall be computed on a pooling of interests basis without regard to non-cash amortization of the excess of the fair market value over the historical cost of the assets of ESK Corporation.

                    FIFTH.    The number of directors shall be eight.  A
          vacancy in the membership of the Board of Directors shall be filled by a vote of the directors elected by the shares of Common Stock and Series A Preferred Stock or by vote of such shares if the previous director was elected by such shares, and by vote of the directors elected by the shares of Class A Common Stock and Series B Preferred Stock or by vote of such shares if the previous director was elected by such shares. In no event shall the term of a director expire until his successor shall be elected and shall qualify. The Corporation may also have one or more Consulting Directors appointed by the directors elected by the shares of Common Stock and Class A Preferred Stock.

                    SIXTH.    (1)  The Board of Directors by the
          affirmative vote of not less than five directors is hereby authorized to amend the By-Laws of the Corporation.

                              (2)  The holders of a majority of the shares
          of Common Stock and the Series A Preferred Stock, voting together as a class, and the holders of a majority of the shares of Class A Common Stock and the Series B Preferred Stock, voting together as a separate class, may amend the by-laws of the Company.

                    SEVENTH. The Corporation shall, to the fullest extent permitted by Section 145 of the General Corporation Law of the State of Delaware, as the same may be amended and supplemented from time to time, indemnify ant and all directors and officers which it shall have power to indemnify under said section 145 from and against any and all expenses, liabilities or other matters referred to in or covered by said Section. The indemnification provided for herein shall not be deemed exclusive of any other rights to which those indemnified may be entitled under any By-Law, agreement, vote of stockholders or disinterested directors or otherwise, both as to action in their official capacities and as to action in another capacity while holding such office, and shall continue as to a person who has ceased to be a director or officer, and shall inure to the benefit of the heirs, executors and administrators of such a person.

                    EIGHTH.   The Corporation hereby reserves the right to
          amend or repeal any provision contained in this Restated Certificate of Incorporation, in the manner now or hereafter prescribed by statute, and all rights conferred upon stockholders herein are granted subject to this reservation.

                    NINTH.    A stockholder of the Company shall have the
          right to demand payment of the value of his stock in the event of a merger or consolidation notwithstanding the fact that the Corporation's stock may be listed on a national securities exchange.

                    TENTH.    Except as provided in Article Eleventh, this
          Restated Certificate of Incorporation may be amended by vote of the holders of a majority of the shares of Common Stock and the Series A Preferred Stock, voting together as a class, and the vote of a majority of the shares of Class A Common Stock and the Series B Preferred Stock, voting together as a separate class.

                    ELEVENTH. Notwithstanding any provision of the General Corporation Law of the State of Delaware now or hereafter in force requiring for any corporate action the vote or consent of a lesser number of directors or a lesser portion of the shares of the Corporation or of any class of shares thereof or of any other securities having voting power, the affirmative vote or consent of a majority of all of the directors, and of the holders of two-thirds of the aggregate number of outstanding shares (1) of the Common Stock and the Series A Preferred Stock voting as one class and also (2) of the Class A Common Stock and the Series B Preferred Stock voting as a second class, shall be required:

                    (a) to approve (I) the sale, lease or exchange by the Corporation of all or substantially all of its property and assets to any other corporation, person or other entity, or
               (ii) the merger or consolidation of the Corporation with or into any other corporation or corporations;

                    (b) to approve any agreement, contract or other arrangement with any corporation or corporations providing for any of the transactions described in subparagraph (a) above; or

                    (c)  to effect any amendment of the Restated
               Certificate of Incorporation of the Corporation which amends, alters, changes or repeals any of the provisions of this Article Eleventh.

               Executed at Boston, Massachusetts on April 12, 1984.


                                            THE EXOLON COMPANY
          Attest:                          (now Exolon-ESK Company)



          S/ L. Harrison Thayer II       By: S/ John K. Shurie
                    Secretary                     President

                                    EXHIBIT 3A(1)



                                 AGREEMENT OF MERGER


               AGREEMENT OF MERGER dated April 12, 1984, between THE EXOLON COMPANY, a Delaware corporation having its registered office in Wilmington, Delaware ("Exolon"), and E S K CORPORATION, a Delaware corporation having its registered office in Wilmington, Delaware ("ESK").

                                     WITNESSETH:

               WHEREAS, the Boards of Directors of Exolon and ESK (the "Constituent Corporations") have approved this Agreement of Merger providing for the merger of ESK into Exolon upon the terms and conditions hereinafter set forth; and

               WHEREAS, Exolon is authorized to have outstanding 600,000 shares of Common Stock, $1 par value ("Exolon Common Stock"), of which 499,219 shares were issued and outstanding on the date hereof, and 60,000 shares of Preferred Stock, without par value, of which 31,523 shares are designated Series A $1.12
          Convertible Preferred Stock and are issued and outstanding ("Series A Preferred Stock") and will have, upon completion of the merger to be effected herewith, an authorized capitalization of 600,000 shares of such Common Stock, $1 par value, 600,000 shares of Class A Common Stock, $1 par value (the "Class A Common Stock"), and 100,000 shares of Preferred Stock, without par value, of which (a) 31,523 shares will be designated such Series A Preferred Stock and will be issued and outstanding, and
          (b) 31,523 shares will be designated Series B Convertible Preferred Stock and will be issued and outstanding ("Series B Preferred Stock"); and

               WHEREAS, ESK is authorized to have outstanding 1,000 shares of Common Stock, $10 par value ("ESK Common Stock"), 11 of which shares are now issued and outstanding and are owned by Wacker Chemical Corporation, a New York corporation ("Wacker"); and

               WHEREAS, this Agreement of Merger was submitted to the stockholders of Exolon at a special meeting of stockholders held on April 12, 1984, duly called for such purpose, and was duly approved by the affirmative note of the holders of at least two thirds of the Exolon Common Stock and Exolon Series A Preferred Stock (voting together as a single class); and

               WHEREAS, the Agreement of Merger has been approved by Wacker, the sole stockholder of ESK, pursuant to a Written Consent of Sole Stockholder dated January 9, 1984;

               NOW, THEREFORE, in consideration of the premises and of the mutual agreements herein contained and in accordance with the laws of the State of Delaware, Exolon and ESK (the "Constituent Corporations") hereby agree that, subject to the conditions hereinafter set forth, ESK shall be merged into Exolon and Exolon shall be the surviving corporation, and that the terms and conditions of such merger (the "Merger") shall be as follows:

               FIRST:    The name of the surviving corporation shall be
          Exolon-ESK Company (the "Surviving Corporation"), and it shall exist by virtue of, and be governed by, the laws of the State of Delaware. The Restated Certificate of Incorporation shall be the Certificate of Incorporation of the Surviving Corporation.

               SECOND:   The address of the registered office of the
          Surviving Corporation in the State of Delaware shall be 100 West Tenth Street, in the City of Wilmington, County of New Castle.

               THIRD:    The purpose of the Surviving Corporation shall be
          to engage in any lawful act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

               FOURTH:   The directors of the Surviving Corporation shall
          be the following: Kurt M. Hertzfeld, L. Harrison Thayer II, Edward R. Speare, Hollis French, Dr. Ludwig Eberle, Mr. Hans Pfingstl, Dr. Dieter Normann and

               FIFTH:    The officers of the Surviving Corporation shall be
          as follows:

                    Kurt M. Hertzfeld       Chairman of the Board and Chief
                                            Executive Officer

                    John K. Shurie          President

                    Dr. Ludwig Eberle       Executive Vice President and
                                            Vice Chairman of the Board

                    R. Philip Harty         Senior Vice President

                    William H. Nehill       Vice President-Finance, and
                                            Treasurer

                    David A. Matthew        Vice President-Marketing and
                                            Sales

                    L. Harrison Thayer II    Secretary


               All corporate acts, approvals, contracts and authorizations of Exolon and of ESK, their respective shareholders, Boards of Directors, committees elected or appointed by their Board of Directors, their officers and agents, which were valid and effective immediately prior to the Effective Time of the Merger (as that term is defined in Article Eighth), shall be taken for all purposes as the acts, approvals, contracts and authorizations of the Surviving Corporation and shall be as effective and binding thereon as the same were with respect to Exolon or ESK. The employees of Exolon shall continue to be, and the employees of ESK shall become, the employees of the Surviving Corporation, and continue to be entitled to the same rights and benefits which they enjoyed heretofore.

               SIXTH:    At the Effective Time of the Merger, the separate
          existence of ESK shall cease, and the Surviving Corporation shall possess all assets and property of every description, and every interest therein, wherever located, and the rights, privileges, immunities, powers, franchises and authority, of a public as well as of a private nature, of ESK shall be vested in the Surviving Corporation without further act or deed. Title to any real estate or any interest therein vested in ESK shall not revert or in any way be impaired by reason of the Merger.

               The Surviving Corporation shall be liable for all of the obligations of ESK. Any claim existing, or action or proceeding pending, by or against ESK, may be prosecuted to judgment, with right of appeal, as if the Merger had not taken place, or the Surviving Corporation may be substituted in its place.

               All of the rights of creditors of ESK shall be preserved unimpaired, and all liens upon the property of ESK shall be preserved unimpaired, on only the property affected by such liens, immediately prior to the Effective Time of the Merger.

               SEVENTH: The terms of the Merger, the mode of carrying the same into effect, and the manner and basis of making distributions to the stockholders of the Constituent Corporations in extinguishment of and in substitution for shares of the Constituent Corporations, shall be as follows:

                    (d) At the Effective Time of the Merger each share of ESK Common Stock outstanding immediately prior to the Merger or held in the treasury of ESK, and all rights in respect thereof, shall forthwith cease to exist and shall be cancelled.

                    (e) At the Effective Time of the Merger, each share of Common Stock and of Series A Preferred Stock of Exolon other than treasury stock and the certificates representing such shares outstanding shall remain outstanding and shall be and represent such Common Stock and Series A Preferred Stock of the Surviving Corporation with the rights and preferences provided in the Restated Certificate of Incorporation of Exolon, except for any shares as to which dissenters' appraisal rights may be demanded by the holders thereof.

                    (f) At the Effective Time of the Merger, all of the issued and outstanding shares of ESK Common Stock shall be converted into 499,219 shares of the Surviving Corporation's Class A Common Stock and 31,523 shares of the Surviving
          Corporation's Series B Preferred Stock.

                    (g) From and after the Effective Time of the Merger, the holder of the certificate or certificates representing shares of ESK Common Stock outstanding immediately prior to the Effective Time of the Merger shall, upon presentation of such certificate or certificates for surrender to the Surviving Corporation or its agent, be entitled to receive in exchange therefor certificates representing the shares of fully paid and non-assessable Class A Common Stock and Series B Preferred Stock of the Surviving Corporation to which such holder shall be entitled upon the aforesaid basis of exchange. Until so surrendered, each outstanding certificate which prior to the Merger represented shares of ESK Common Stock shall be deemed, for all corporate purposes, to evidence ownership of the number of shares of Class A Common Stock and Series B Preferred Stock of the Surviving Corporation into which the same shall have been converted and exchanged; provided, however, that no dividends or other distributions declared with respect to the Class A Common Stock and Series B Preferred Stock of the Surviving Corporation shall be paid to the holder of any unsurrendered certificate or certificates of ESK Common Stock until such holder shall surrender such certificate or certificates, at which time the holder shall be paid the amount of dividends and other distributions, without interest, which theretofore became payable with respect to the shares of Class A Common Stock and Series B Preferred Stock of the Corporation evidenced by such certificate or certificates.

               EIGHTH:   The Merger shall not become effective until, and
          shall become effective at, the time (the "Effective Time of the Merger") at which an executed copy of this Agreement of Merger is filed with the Secretary of State of the State of Delaware in accordance with Section 251 of the General Corporation Law of the State of Delaware.

               NINTH:    Each of the Constituent Corporations hereby agrees
          to do promptly all such acts and to take promptly all such measures as may be appropriate to enable it to perform as early as practicable the covenants and agreements herein provided to be performed by it.

               TENTH:    ESK and Exolon, by mutual consent and majority
          vote of their respective Boards of Directors, may amend, modify and supplement this Agreement of Merger in such manner as may be agreed upon by them in writing at any time before or after action thereon by the stockholders of ESK or Exolon or both; provided, however, that no such amendment, modification or supplement made following such action by stockholders shall affect the rights of the stockholders of ESK or Exolon in a manner which is materially adverse to such stockholders in the judgment of the Board of Directors of ESK or Exolon, as the case may be, or shall change any of the principal terms of this Agreement of Merger. ESK or Exolon may, by a majority vote of its Board of Directors, by an instrument in writing, extend the time for or waive the performance of any of the obligations of the other or waive compliance by the other with any of the covenants or conditions contained herein; provided, however, that no such waiver or extension shall affect the rights of the stockholders of ESK or Exolon in a manner which is materially adverse to such stockholders in the judgment of their respective Board of Directors.

               ELEVENTH: This Agreement of Merger shall terminate, without further action by or on behalf of the Constituent Corporations, if an affirmative vote of the holders of two-thirds of the outstanding shares of the Common Stock and Series A Preferred Stock of Exolon (voting together as a single class) is not obtained prior to April 30, 1984. In addition, prior to the Effective Time of the Merger, this Agreement of Merger may be terminated, at the option of the respective Boards of Directors of the Constituent Corporations and notwithstanding the adoption of this Agreement by the respective stockholders of the Constituent Corporations by (a) mutual consent of the Board of Directors of both Constituent Corporations; or (b) the Board of Directors of either Constituent Corporation if:

               1. The holders of an aggregate of more than 53,000 shares of the Common Stock and of the Series A Preferred Stock of Exolon have filed written demands for the payment of fair cash value of their shares; or

               2. Such Board of Directors determines in good faith that, in its judgment, the Merger does not then appear to be in the best interests of the stockholders of that corporation.

               In the event of any such termination, the Merger shall thereupon be abandoned.

               TWELFTH: The By-laws of the Surviving Corporation shall be the By-laws of Exolon in effect at the Effective Time of the Merger.

               THIRTEENTH:    This Agreement may be executed in any number
          of counterparts, each of which shall be an original, but such counterparts shall together constitute but one and the same instrument.

               IN WITNESS WHEREOF, each of the Constituent Corporations has caused this Agreement of Merger to be signed by its officers thereunto duly authorized and its corporate seal to be hereunto affixed, all as of the day and year first above written.


                         THE EXOLON COMPANY,
                      a Delaware Corporation



          (Corporate Seal)             By: S/ John K. Shurie
                                            President

          Attest:


          S/ L. Harrison Thayer II
          Secretary


                            ESK CORPORATION,
                      a Delaware Corporation



          (Corporate Seal)                   By:___________________________
                                             President


          Attest:


          S/ William Schurtman
          Secretary



               THE UNDERSIGNED, President of ESK Corporation, who executed on behalf of said corporation the foregoing Agreement of Merger, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said corporation, the foregoing Agreement of Merger to be the corporate act of said corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.


                                        __________________________________
                                        President


               Subscribed and sworn to before me this 12th day of April, 1984.


                                        S/ Thomas L. Krawczyk
                                        Notary Public

                                        My Commission expires: 3/30/86

               THE UNDERSIGNED, President of The Exolon Company, who executed on behalf of said corporation the foregoing Agreement of Merger, of which this certificate is made a part, hereby acknowledges, in the name and on behalf of said corporation, the foregoing Agreement of Merger to be the corporate act of said corporation and further certifies that, to the best of his knowledge, information and belief, the matters and facts set forth therein with respect to the approval thereof are true in all material respects, under the penalties of perjury.


                                        S/ John K. Shurie
                                        President



               Subscribed and sworn to before me this 12th day of April, 1984.


                                        S/ Thomas L. Krawczyk
                                        Notary Public


                                        My commission expires: 3/30/86



               I, L. Harrison Thayer II, Secretary of The Exolon Company, a corporation organized and existing under the laws of the State of Delaware, hereby certify as such Secretary under the seal of said corporation, that the Agreement of Merger dated April 12, 1984, between the Exolon Company and ESK Corporation to which this certificate is attached was duly submitted to the stockholders of The Exolon Company at a meeting of said stockholders duly called and held after at least 20 days' notice by mail as provided in
          Section 251 of the Delaware General Corporation Law on the 12th day of April, 1984, for the purpose, among other things, of considering and taking action upon the Agreement of Merger; that 499,219 shares of Common Stock and 32,881 shares of Series A Preferred Stock of said Corporation were issued and outstanding on the record date for such meeting; that said Agreement of Merger was approved and adopted by the affirmative vote of the holders of at least two-thirds of the shares of such Common and Preferred Stock, voting together as a single class, said shares of Common and Preferred Stock being the only shares of said Corporation then outstanding and entitled to vote thereon; that thereby the Agreement of Merger was at said meeting duly adopted in the manner required by Section 251 of the Delaware General Corporation Law and the Certificate of Incorporation of the Exolon Company, as the act of the stockholders of The Exolon Company and the duly adopted agreement of said Corporation.

               WITNESS my hand and seal of The Exolon Company on this 12th day of April, 1964.


                                     S/ L. Harrison Thayer II, Secretary

                    I, William Schurtman, Secretary of ESK Corporation, a corporation organized and existing under the laws of the State of Delaware, hereby certify as such Secretary under the seal of said corporation, that the Agreement of Merger dated as of April 2, 1984, between The Exolon Company and ESK Corporation to which this certificate is attached was duly adopted by the written consent of the sole stockholder of ESK Corporation on the 9th day of January, 1984, in accordance with the provisions of Section 228 of the Delaware General Corporation Law; that 11 shares of Common Stock of said Corporation were issued and outstanding on the date of such consent; that said Agreement of Merger was approved and adopted by the affirmative vote of the holders of said 11 shares of Common Stock, being the only shares of said Corporation then outstanding and entitled to vote thereon; that thereby the Agreement of Merger was duly adopted in the manner required by Section 251(c) of the Delaware General Corporation Law as the act of the stockholders of ESK Corporation and the duly adopted agreement of said Corporation.

                    WITNESS my hand and seal of ESK Corporation on this 12th day of April, 1984.
                                        S/ William Schurtman
                                        Secretary


                    The above Agreement of Merger, having been approved by the Board of Directors of each corporate party thereto, and having been approved and adopted separately by the stockholders of each corporate party thereto, in accordance with the provisions of the General Corporation Law of the State of Delaware, and that fact having been certified on said Agreement of Merger by Secretary of The Exolon Company and the Secretary of ESK Corporation, the undersigned do now hereby execute the said Agreement of Merger under the corporate seals of their respective corporations, by authority of the directors and stockholders thereof, as the respective act, deed and agreement of each of said corporations, on this 12th day of April, 1984.

                                           THE EXOLON COMPANY


          (SEAL)                               By:S/ John K. Shurie
                                               President

          Attest:


          By: L. Harrison Thayer II
              Secretary

                                           THE EXOLON COMPANY



          (SEAL)                           By: ____________________________
                                               President




          Attest:


          By: S/ William Schurtman
              Secretary

                                                                EXHIBIT 10F




                                STOCKHOLDERS AGREEMENT

                    AGREEMENT dated as of April 26, 1984, between The Exolon Company ("Exolon"), a Delaware corporation, and Wacker Chemical Corporation ("Wacker"), a New York corporation.

                    WHEREAS, Exolon, Wacker and ESK Corporation ("ESK"), a Delaware corporation and a wholly-owned subsidiary of Wacker, have entered into a Plan and Agreement of Reorganization provid-ing for the merger of ESK into Exolon, and

                    WHEREAS, Exolon has presently outstanding shares of Common Stock and $1.12-1/2 Series A Convertible Preferred Stock ("Series A Preferred Stock"), of which 99,938 shares of Common Stock are beneficially owned (as "beneficial ownership" is defined in Rule 13d-3 of the Securities Exchange Act of 1934) by officers and directors of Exolon immediately prior to such merger (the "Management Group"), and

                    WHEREAS, upon the effectiveness of such merger, Wacker will receive shares of the Class A Common Stock and $1.12-1/2 Series B Convertible Preferred Stock ("Series B Preferred Stock") of Exolon, the name of which will be changed to Exolon-ESK Company, and

                    WHEREAS, the parties wish to provide for certain rights and obligations with respect to the shares of the Class A Common Stock of Exolon and to regulate Wacker's purchase of Common Stock and Series A Preferred Stock,

                    NOW, THEREFORE, it is hereby agreed as follows:

                    3. Acquisition For Investment. Wacker acknowledges that it is acquiring the shares of stock of Exolon to be issued to it upon the merger of ESK into Exolon for investment with no present intention of selling or distributing such shares.

                    4. Right of Wacker to Participate in Registration for Sale by Exolon at Exolon's Expense. In case of any proposed registration no sooner than September 30, 1984, by Exolon of Common Stock of Exolon on Form S-3 or other applicable form for public sale by Exolon under the Securities Act of 1933 (the "Act"), Exolon will give written notice to Wacker of its intention to do so and, on the written request of Wacker given within 21 days after receipt of any such notice (which request shall specify the number of shares of Class A Common Stock intended to be sold), Exolon will, at its expense (excluding Wacker's pro rata share of underwriters' commissions and expenses and the fees of counsel for Wacker other than counsel for Exolon), use its best efforts to cause all such shares specified in the request to be registered under the Act concurrently with the registration of such Common Stock. All expenses, disbursements and fees in connection with such registration except as specifically provided above shall be borne by Exolon, whether so specified or not.

                    If the underwriters advise Exolon that the sale of shares owned by Wacker would materially interfere with the public offering of Common Stock of Exolon pursuant to the proposed registration statement, then Exolon shall have the right to reduce the number of shares of Class A Common Stock that may be offered for sale as part of the public offering of Common Stock pro rata with a reduction in the number of shares to be sold by other selling stockholders (other than a selling stockholder who is bearing all or part of the costs of such registration), but without any reduction in the number of shares to be sold by Exolon or other selling stockholders bearing such costs. Nevertheless, Wacker shall have the right to have any of its shares specified in its request to Exolon but not included in the public offering of Common Stock included in the registration on a "to be sold" basis, provided that any sale of such shares shall not occur earlier than 90 days after the effective date of the public offering of Common Stock and that Wacker shall bear any additional costs resulting from keeping such registration statement effective after the sale of the shares of Common Stock.

                    5. Right of Wacker to Registration for Sale by It at Its Expense. Exolon will, upon written request made no sooner than September 30, 1984, that Wacker wishes to dispose of at least 100,000 shares of Exolon Class A Common Stock, file a registration statement under the Act on Form S-3 or other applicable form covering the number of shares of Exolon Class A Common Stock specified in such request and shall use its best efforts to have such registration statement declared effective, provided that Exolon shall have an obligation to register such shares on only two occasions. Any such sales shall be through a broker or principal underwriter which is a member of the New York Stock Exchange and which shall be subject to the reasonable approval of Exolon. Wacker shall pay all of the expenses of such registration, including applicable legal, accounting and printing expenses; provided, however, that if Exolon causes Common Stock of other shareholders of Exolon to be registered under the Act concurrently with the registration of such Class A Common Stock, such other shareholders shall pay their pro rata (based on the number of shares offered for sale by each) shares of such expenses.

                    If the underwriters or brokers advise Wacker that the sale of shares owned by such other shareholders would materially interfere with the public offering of Wacker's Class A Common Stock, then Exolon will, on demand by Wacker, reduce the number of shares that may be offered for sale by the other Shareholders in connection with such public offering.

                    6. Right of Wacker at Its Expense to Participate in Registration for Sale by Other Shareholders of Exolon. In case of any proposed registration no sooner than September 30, 1984, of Common Stock of Exolon on Form S-3 or other applicable form for public sale by shareholders of Exolon under the Act, Exolon will give written notice to Wacker of its intention to do so and, on the written request of Wacker given within 21 days after receipt of any such notice (which request shall specify the number of shares of Class A Common Stock), Exolon will use its best efforts to cause all such shares specified in the request to be registered under the Act concurrently with the registration of such Common Stock.

                    If the underwriters or brokers advise Exolon that the sale of shares owned by Wacker would materially interfere with the public offering of shares pursuant to the proposed registration statement, then Exolon shall have the right to reduce the number of Shares of Class A Common Stock that may be offered for sale in connection with such public offering. Nevertheless, Wacker shall have the right to have any of its shares specified in its notice to Exolon but not included in such public offering included in the registration on a "to be sold" basis, provided that any sale of such shares shall not occur earlier than 90 days after the effective date of such public offering, and Wacker shall bear any additional costs resulting from keeping such registration statement effective after the sale.

                    All expenses, disbursements and fees in connection with such registration, including extraordinary accountants' fees, shall be paid by the selling stockholders pro rata based on the number of shares offered for sale by each.

                    7. Effectiveness of Registration Statements. Exolon shall use its best efforts to cause any such registration statement to become effective as promptly as possible and to keep effective and maintain any such registration or qualification for a period of not less than 180 days after the registration statement becomes effective and from time to time shall amend or supplement the prospectus used in connection therewith to the extent necessary in order to comply with applicable law. Exolon may terminate the effectiveness of any such registration statement at any time after it has been effective for a period of 180 days. Exolon shall give Wacker five days' notice prior to any such termination.

                    8. Exercise of Wacker's Conversion Right. If Wacker chooses to exercise its right under Exolon's Certificate of Incorporation to have some or all of its shares of Series B Preferred Stock converted into shares of Class A Common Stock for purposes of including such shares in a registration under paragraphs 2, 3, or 4 hereof, its written notice or request to Exolon in connection with such registration shall include a statement of its intention to exercise its conversion right. Thereafter, Wacker and Exolon shall cooperate to complete such conversion of shares in time to have the converted shares included in the proposed registration.

                    9.   Indemnification.

                         (a) By Underwriters. Whenever Wacker enters into an underwriting agreement in connection with the disposition of Exolon Class A Common Stock, such underwriting agreement will contain an agreement by the underwriter or underwriters in customary form to indemnify and hold harmless, to the extent permitted by law, Exolon, each of its directors, each of its officers who have signed such registration statement and each other such person, if any, who controls Exolon within the meaning of the Act, against all losses, claims, damages or liabilities and expenses (including legal fees), joint or several, to which Exolon or any such director, officer or controlling person may become subject under the Act or common law or otherwise, insofar as such losses, claims, damages or liabilities and expenses (or actions in respect thereof) arise out of or are based upon any untrue statement or alleged untrue statement of any material fact contained in such registration statement, or preliminary prospectuses or final or summary prospectuses contained therein, or any amendments or supplements thereto, or arise out of or are based upon the omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading, but only if, and only to the extent that, such statement or omission was in reliance upon and in conformity with written information furnished to Exolon by such underwriter or underwriters specifically for use in the preparation thereof.

                    (b) By Exolon. Exolon will indemnify and hold harmless, to the extent permitted by law, Wacker against all losses, claims, damages, liabilities and expenses (including legal fees), joint or several (under the Act or common law or otherwise), caused by any untrue statement or alleged untrue statement of a material fact contained in such registration statement or preliminary prospectus or final or summary prospectus contained therein, or in any documents specifically incorporated therein by reference, or any amendments or supplements thereto, or caused by any omission or alleged omission to state therein a material fact required to be stated therein or necessary to make the statements therein not misleading except insofar as such losses, claims, damages, liabilities or expenses are caused by any untrue statement or omission contained in information furnished in writing to Exolon by Wacker expressly for use therein.

                    (c) By Wacker. In connection with any registration statement in which Wacker is participating, Wacker will furnish to Exolon in writing such information as shall reasonably be requested by Exolon for use in any such registration statement or prospectus and will indemnify and hold harmless, to the extent permitted by law, Exolon, its directors and officers and each person, if any, who controls Exolon within the meaning of the Act, against any losses, claims, damages, liabilities and expenses (including legal fees) resulting from any untrue statement or alleged untrue statement of a material fact or any omission or alleged omission of a material fact required to be stated in the registration statement or prospectus and necessary to make the statements therein not misleading, but only to the extent that such untrue statement or omission is contained in information so furnished in writing by Wacker expressly for use therein.

                    (d) Of Underwriters by Exolon and Wacker. If Exolon and/or Wacker enter into an underwriting agreement it shall be in customary form with Exolon and/or Wacker agreeing to indemnify such underwriters, their officers and directors and each person who controls such underwriters within the meaning of the Act to the same extent as herein provided with respect to the indemnification of each other.

                    10.  Registration Not Required.

                    Exolon shall not be required to register any shares pursuant to the provisions of this Agreement if in the opinion of counsel for Exolon such registration is not necessary and all of the shares which Wacker proposes to sell or transfer may be sold or transferred without violating the Act and any applicable blue sky laws. In any such instance, Exolon shall cause its counsel to deliver a formal written opinion addressed to Wacker in form and substance reasonably satisfactory to counsel for Wacker.

                    11. Stop Orders; Blue Sky Qualifications. In connection with any registration statement herein described being effective, if any stop order shall be issued by the Securities and Exchange Commission, Exolon shall use its best efforts to obtain the removal of the same. In connection with any public offering of Exolon stock referred to herein which is required to be registered under the Securities Act of 1933, Exolon will use its best efforts simultaneously to qualify, under the securities or blue sky laws of not more than 20 jurisdictions designated by Wacker, the securities being offered and maintain such qualifications in effect for the duration of the corresponding registration statement.

                    12. Restriction on Purchase of Exolon Stock. Wacker agrees that before January 1, 1993, it will not, directly or indirectly, purchase any shares of Common Stock or Series A Preferred Stock of Exolon. Wacker further agrees to use its best efforts to cause its parent corporation, and any corporation or entity affiliated with its parent corporation, not to purchase or otherwise acquire any shares of Exolon's Common Stock or Series A Preferred Stock before January 1, 1993. This restriction shall not be applicable:

                    (a) In the event of a publicly announced tender offer for shares of Exolon's common and/or preferred stock; or

                    (b) In the event of a filing under the Williams Act of a public announcement indicating an intention of a person or group to acquire a controlling interest in the shares of Exolon's common and/or preferred stock; or

                    (c) In the event of a determination in good faith by five members of Exolon's Board of Directors that some person or group is seeking to acquire such control; or

                    (d) If more than 50% of the shares of Exolon beneficially owned by the Management Group is transferred by the holder(s) thereof, excluding, however, transfers of shares to or among affiliates of such members. "Affiliates" means spouses, children, relatives with whom members of the Management Group share their homes, corporations and trusts with which such members are associated, and beneficiaries under such trusts with respect to transfers in distribution of trust assets; or

                    (e) If any person or group of persons acting in concert (including existing shareholders of Exolon but not including members of the Management Group) in any one transaction or series of transactions beneficially acquires shares of Common Stock or Series A Preferred equal to 10% of the outstanding shares of both classes taken together, unless such person or group indicates support of the Management Group; or

                    (f) If holders of Common Stock and Series A Preferred Stock, who, following the merger, exercise such control as to be able to cause the election of their nominees to one-half of the directorships of Exolon, in fact lose such control.

                    13. Miscellaneous. This Agreement shall be binding upon and inure to the benefit of the successors and assigns of the parties. This Agreement shall be governed by the laws of the State of Delaware.

                    IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed by their officers thereunto duly authorized this 26th day of April, 1984.


                                        THE EXOLON COMPANY


                                        By_________________________
                                          Chairman of the Board


                                         WACKER CHEMICAL CORPORATION

          EXHIBIT 1OG


                              RESTATED LICENSE AGREEMENT

                    This Restated License Agreement ("Agreement"), dated as of 26th of April 1984, is by and among ELEKTROSCHMELZWERK KEMPTEN GMBH, a West German limited liability company ("ESK"); ESK CORPORATION, a Delaware corporation ("ESK Corp."); and the EXOLON COMPANY, a Delaware corporation ("Exolon").

                                   R E C I T A L S

                    Pursuant to a license agreement (the "License
          Agreement") dated 15 December 1978 and 19 January 1979 ESK licensed to ESK Corp. a novel, environmentally acceptable technology for the production of silicon carbide ("SiC") - hereinafter referred to as the "Process" - which had been applied since 1973 by its affiliated company, Elektroschmelzwerk Delfzijl B.V.

                    ESK Corp. and Exolon now intend to merge in the near future in such a way that ESK Corp. will be merged into Exolon (the "Merger"), and Exolon, as the surviving corporation will change its name as of the time the Merger becomes effective to Exolon-ESK Company (Exolon-ESK Company, as the corporation resulting after the effective date of the Merger, is hereinafter referred to as the "Licensee").

                    The parties hereto desire that on the effective date of the Merger Licensee shall succeed to the rights, benefits, duties, and obligations of ESK Corp. pursuant to the License Agreement effective January 1, 1984.

                    The parties further desire to amend and restate the License Agreement, effective as of the effective date of the Merger, in order to, among other things, modify the terms of the License Agreement and to expand the scope thereof.

                    NOW, THEREFORE, in consideration of the premises and the mutual covenants and agreements hereinafter set forth, the parties hereto hereby covenant and agree as follows:

                    As of the time and date that the Merger shall become effective, the License Agreement shall be amended and restated to provide in its entirety as follows, provided, however, that if the Merger shall not have occurred on or before 30 April 1984, then this Agreement shall be null and void ab initio, and the License Agreement shall remain in full force and effect as if this Agreement were never executed:

               14.  Definitions

                    a. Affiliates. Those companies controlling, controlled by, or under the common control of Licensee or Wacker Chemie GmbH, the ultimate parent company of ESK, respectively, but excluding, in the case of Wacker Chemie GmbH, Hoechst AG and any entity controlled by it not otherwise an affiliate of ESK, and excluding, in the case of Licensee, Norsk Exolon A/S. "Control" of a company shall mean when and for so long as a fifty percent interest in distribution and dividend rights or voting interests of such company is owned directly or indirectly by the relevant party.

                    b. Hennepin Plant. The current manufacturing facilities of Licensee at Hennepin, Illinois, which utilizes the Process in the manufacture of SiC.

                    c. Improvements. All improvements of the Technology occurring before, during, or after the Term hereof, whether by ESK or by Licensee or any of their respective Affiliates except as provided in Section 1.6.

                    d. Know-How. All trade secrets, secret processes, procedures, formulae, data, manuals, test procedures and results and other information of ESK or Licensee or their respective Affiliates, whether now existing or hereafter developed, relating to the Process and considered by ESK or Licensee, as the case may be, to be confidential and secret, and marked as confidential or secret if in writing or some other physical state, and such Know-How shall include the technology, data, drawings and calculations required for the construction and operation of a complete SiC manufacturing plant, particulars concerning the production of green and dark SiC, and specifications relating to all supplementary procedures and equipment needed or appropriate in connection with constructing and operating such an SiC manufacturing plant.

                    e. Patents. Those letters patent listed on Exhibit A hereto, and any patents hereafter issued or assigned to ESK or its Affiliates in the Territory in regard to the Process or the Improvements, as well as any patent applications hereafter filed by or assigned to ESK or its Affiliates in regard to the Process or the Improvements.

                    f. Technology. Collectively, the Process, the Patents, the Know-How, and any Improvements thereof, except that, when used in relation to Improvements of Licensee, Improvements and technology shall not include any new technology, improvements, inventions and developments which (I) are not derivative from the Technology and (ii) are useful otherwise than solely in connection with the Process.

                    g. Term. The period commencing with the effective date of the License Agreement and terminating on 31 December 1992, unless earlier terminated by the provisions hereof.

                    1.8 Territory. The United States of America and its territories and possessions and the Dominion of Canada.

               15.  Grant of License

                    a.   Grant. Subject to the limits of grant described in
          Section 2.3 hereof, ESK hereby grants to Licensee in perpetuity (unless this Agreement is terminated pursuant to Article 8 hereof) the exclusive right and license to use the Technology to manufacture an unlimited quantity of SiC at the Hennepin Plant and, with the prior written consent of ESK (which consent shall not be unreasonably withheld), at any other facility within the Territory owned by Licensee or any of its Affiliates, and to sell in the Territory the said SiC so produced at the Hennepin Plant and such other plants, as well as the non-exclusive right, upon subsequent separate mutual discussion and agreement between ESK and Licensee, to sell such SiC so produced at the Hennepin Plant or at such other plant in the Territory in other parts of the world.

                    b. Improvements. Except for certain patentable Improvements of ESK governed by Section 4.3 hereof, the foregoing license shall include any Improvements developed or owned by ESK, to the extent that ESK has the right to license the same to Licensee and its Affiliates (except for Norsk Exolon A/S).

                    c. Limit of Grant. The exclusive rights granted pursuant to Sections 2.1 and 2.2 are subject to the exceptions that (I) a license has been granted by ESK to General Abrasives, a division of Dresser Industries, Inc., 2000 College Avenue, Niagara Falls, New York 14305, pursuant to a license agreement dated 1 December 1983; (ii) ESK has the right to sell in the Territory certain products, manufactured using the Process outside the Territory, pursuant to a Distributorship Agreement dated 27 April 1984 between ESK and Licensee; (iii) if the said distributorship agreement is no longer in force, ESK or its Affiliates shall have the right to sell in the Territory products manufactured outside the Territory using the Process and the Technology, but ESK and its Affiliates may not so sell crude SiC if and for so long as Licensee is manufacturing and selling such product in the Territory in appreciable quantities on a regular basis; and (iv) if ESK or any of its Affiliates shall no longer for any reason have the right to nominate and elect at least one-half of the members of the Board of Directors of Licensee, ESK shall have the right to sell (but, until after the Term hereof has expired, not to manufacture) in the Territory any products manufactured outside the Territory using the Process and the Technology; (v) if the Hennepin Plant shall be conveyed to ESK or any of its Affiliates or any third person, whether by foreclosure sale or otherwise, as a consequence of Wacker Chemie GmbH having to pay any sums under a certain Guaranty Agreement by Wacker Chemie GmbH (or any agreement creating security in regard to the reimbursement of any amounts paid under such Guaranty Agreement) in regard to certain Industrial Revenue Bonds issued by ESK Corp., and the Hennepin Plant having been conveyed as security for the repayment of such sums by ESK Corp. or its successor to Wacker Chemie GmbH, ESK shall have the right itself to operate the Hennepin Plant using the Technology and ESK shall also have the right to grant a non-exclusive license of the Technology to any of ESK's Affiliates or any third person who shall acquire such Hennepin plant as a consequence of such a guaranty payment and conveyance of the Hennepin Plant as security, which license shall be on such terms as ESK shall deem appropriate and shall be assignable by such Affiliates or third parties to any transferees or successors thereof (and their respective transferees and successors) who shall thereafter acquire the title to the Hennepin Plant, but in any event shall be restricted to a license to operate the Hennepin Plant, as thereafter operated, renovated, replaced or expanded. Licensee shall have no right to sublicense, assign, transfer, pledge, or encumber the said Technology or any of its right, title, and interest in and to this Agreement to any party other than an Affiliate of Licensee without the prior written permission of ESK.

               16.  Technical Assistance

                    a. Extent of Assistance by ESK. If and to the extent that Licensee's own personnel are not familiar with the Technology, ESK shall make available to Licensee, to such a degree and at such times as shall be mutually agreed upon by ESK and Licensee, basic engineering assistance in connection with the construction of any new SiC manufacturing plant using the Technology. ESK also shall make available to Licensee, to such a degree and at such times as shall be mutually agreed upon by ESK and Licensee, technical and other necessary assistance in regard to the use of any Improvements developed by ESK or its Affiliates.

                    b. Extent of Assistance by Licensee. Licensee shall make available to ESK, to such a degree and at such times as shall be mutually agreed upon by ESK and Licensee, technical and other necessary assistance in regard to the use of any Improvements developed by Licensee or its Affiliates.

                    c. Cost of Assistance. The out-of-pocket expenses and costs incurred in providing such technical assistance as set forth in Sections 3.1 and 3.2 hereof (but not the salaries or other compensation of any employees of the party providing such assistance) shall be borne by the party receiving such assistance.

               17.  Exchange of Information and Rights
                    a. Duty to Exchange. ESK and Licensee each shall be deemed hereunder automatically to have licensed to the other and its Affiliates, and shall promptly advise the other of, all Improvements of the Technology relating to the Process which it or any of its Affiliates shall have developed at any time during the Term hereof or any time after the Term hereof until 31 December 1999 and shall forthwith make available to the other such Improvements (in regard to such nonpatentable Improvements, such Improvements shall be deemed licensed exclusively to the extent and only to the extent that patentable Improvements by the licensing party are exclusively licensed under Section 4.2 or
          Section 4.3 hereof to the licensee party), conditional however on the payment of any royalty due pursuant to either Section 4.2 or
          Section 4.3 hereof and except to the extent that such license and duty of exchange of ESK shall be limited by the provisions of
          Section 4.5 hereof.

                    b. Patentable Improvements by Licensee. To the extent that Licensee or any of its Affiliates shall develop an Improvement which is patentable, Licensee shall be deemed to have granted to ESK and its Affiliates, subject to a royalty to be mutually agreed upon by Licensee and ESK (or, in the absence of such agreement, determined by arbitration as provided hereinafter by this Agreement), payable for the period mutually agreed upon by Licensee and ESK, an exclusive (except for Licensee and its Affiliates) and non-transferable license (but with right of sub-license) to use the same for any purpose and in any jurisdiction or territory other than Norway not specifically denied to ESK and its Affiliates under the terms hereof, which license shall be in perpetuity. In the event that any patent application in regard to such Improvement shall be finally denied by the Patent and Trademark Office or any court of competent jurisdiction or if the patent application is withdrawn by Licensee, any royalties previously paid in regard to such Improvement shall be refunded to ESK or its relevant Affiliate, without interest. In the event any patent application is filed by any employee or agent of Licensee as inventor, Licensee covenants and agrees to cause such patent application or such resulting patent to be assigned to it or one of its Affiliates.

                    c. Patentable Improvements by ESK. To the extent that ESK or any of its Affiliates shall develop an Improvement which is patentable, ESK shall be deemed to have granted to Licensee and its Affiliates, subject to a royalty to be mutually agreed upon by ESK and Licensee (or, in the absence of such agreement, determined by arbitration as provided hereinafter in this Agreement), payable for the period mutually agreed upon by ESK and Licensee, a non-transferable license, without right of sublicense, to use the same for the purposes specified in this Agreement in regard to the Technology but only in the Territory as specified in this Agreement and other jurisdictions expressly consented to by ESK, which license shall be exclusive in the Territory (but subject to the limits on exclusivity specified in Section 2.3 hereof) and which license shall be in perpetuity, except to the extent that Licensee's license under this Agreement in regard to the Technology generally shall be terminated by some other provision of this Agreement. In the event that any patent application in regard to such Improvement shall be finally denied by the Patent and Trademark Office or any court of competent jurisdiction or if the patent application is withdrawn by ESK, any royalties previously paid in regard to such Improvement shall be refunded to Licensee or its relevant Affiliate, without interest.

                    d. Abandonment. If ESK or Licensee or any of their respective Affiliates shall at any time during the Term hereof intend to abandon or not pursue a patent right or patent application in regard to the Technology or any of the Improvements (including any patentable Improvement of Licensee or ESK licensed to the other pursuant to Section 4.2 or Section 4.3 hereof), it will notify the other in writing, and the notified party shall be entitled to assume, without further consideration, the said patent right or patent application within thirty days after such notification upon written notice to the abandoning party. In such event the abandoning party shall make available to the other all records and documents necessary for such assumption. If the notified party shall fail to give such notice of assumption of such patent right or patent application to be abandoned within the thirty day period herein specified, the abandoning party shall be free to abandon the same. Any patent right or patent application assumed by the notified party shall be deemed licensed to the abandoning party on a royalty-free, non-exclusive basis in perpetuity.

                    e. Limitations on License and Duty of Exchange. Anything in Sections 4.1 through 4.4 hereof to the contrary notwithstanding, any duty of ESK to license and make available its Improvements shall be terminated by the occurrence of any of the following:

                         (a) this Agreement shall be terminated other than by the expiration of time;

                         (b) ESK or any of its Affiliates shall no longer have the right to nominate and elect at least one half of the members of the Board of Directors of Licensee;

                         (c) the current Management Group (as that term is defined in that certain stockholders agreement between Licensee and Wacker Chemical Corporation dated as of 18 April 1984) of the Licensee shall no longer control the election of one half of the members of the Board of Directors of Licensee.

                    Upon such termination of the exchange obligation, unless this Agreement shall otherwise have been terminated pursuant to Article 8, the right of Licensee to use the Improvements of ESK previously licensed to Licensee, and the license of Licensee to use such patentable Improvements previously licensed to Licensee pursuant to Section 4.3, shall continue, but ESK shall have no further obligation to make available and license any additional Improvements, whether or not patentable, developed subsequent to such termination pursuant to this Section 4.5. The provisions of this Section 4.5 are not ESK's exclusive remedy in the event of the breach of this Agreement by Licensee or any of its Affiliates, and in the event of such breach ESK shall have all the rights and remedies herein provided or available at law or in equity.

               18.  Secrecy

                    a. Duty of Licensee. At all times during the Term hereof and thereafter Licensee and its Affiliates shall keep the Know-How and all Improvements thereof not otherwise patented confidential, and shall take reasonable precautions that their employees and agents are also contractually bound to maintain such confidentiality.

                    b. Duty of ESK. At all times during the Term hereof and at all times thereafter while Licensee shall have the right to require ESK to exchange Improvements with it pursuant to
          Article IV hereof, ESK and its Affiliates shall keep secret and confidential all Improvements developed by Licensee or its Affiliates and deemed by the same to be confidential and shall take reasonable precautions to make sure that its employees, agents and sublicensees are also contractually bound to maintain such confidentiality.

                    c. Limitations of Duty. The foregoing duty of confidentiality shall not apply to any such Know-How or such Improvements thereof which (I) was previously known to Licensee or ESK or their respective Affiliates prior to the receipt thereof by it; (ii) shall become known to Licensee or ESK or their respective Affiliates hereafter from some other source other than as a direct or indirect result of a breach of this covenant of confidentiality by Licensee or ESK or their respective Affiliates, as the case may be; or (iii) shall become generally known in the industry.

                    d. Limitation on Confidentiality Exception. Neither ESK nor Licensee nor their respective Affiliates shall be permitted to justify disregard of its obligation of confidentiality under this Agreement by using the disclosed Know-How or Improvements to guide a search of publications and other publicly available material and by selecting a series of items of knowledge from unconnected sources in the public domain and fitting them together through use of the relevant Know-How or Improvements.

               19.  Warranties

                    a. Of Non-Infringement. ESK warrants that to the best of its knowledge the Technology licensed hereunder to Licensee does not infringe the patents or proprietary rights of any third party nor does the licensing hereof constitute a breach of any contractual obligations in regard thereto to which ESK or any of its Affiliates are a party or by which any of them are bound. Licensee warrants that to the best of its knowledge any Improvements made available by it to ESK hereunder will not infringe the patent or proprietary rights of any third party or constitute the breach of any contractual obligations in regard thereto to which Licensee or any of its Affiliates are a party or by which any of them is bound. In the event any claim is made that any of the foregoing warranties have in fact been breached, the party hereto so warranting ("Warrantor") shall promptly undertake the defense of such claim and may retain appropriate counsel to defend against the same, provided that such counsel shall be reasonably acceptable to the other of ESK and Licensee ("Warrantee"), and the control and expenses of such defense, including any settlement of the said claim or the abandonment of any allegedly infringing patent rights, shall be the responsibility of and within the sole discretion of Warrantor. Warrantee shall have the right to retain its own counsel at its own cost and expense and, subject to the right of Warrantor so to control the defense of such claim, to participate in such defense. Warrantor shall indemnify Warrantee in regard to any such claim of breach of warranty, but only to the extent of the out-of-pocket cost and expense (including reasonable attorneys' fees and court costs until Warrantor has assumed liability for and defense of the claim) and liability to third parties imposed upon Warrantee which results from the breach of such warranty by Warrantor.

                    b. Of Reliability. ESK and Licensee each warrants to the other that the Technology or any Improvement which it provides to the other under this Agreement was properly and duly prepared by qualified and reliable engineers and technicians and that the appropriateness of such Technology or Improvement has been established through technical experimentation and use.

                    c. Disclaimer. Licensee and ESK each disclaims any and all other warranties, whether expressed or implied, in regard to the Technology and the Improvements. Each acknowledges that the remedies specified in Section 6.1 shall be exclusive in regard to the breach of the warranties specified therein.

                    d. Nonwarranty Claims of Infringement. In the event any claim is made by a third party that the Technology or any Improvement licensed hereunder by ESK or Licensee to the other infringes the patents or proprietary rights of a third party, and such claim does not constitute a breach of the warranties of the respective parties in Section 6.1 hereof, the licensing party shall promptly undertake the defense of such claim and may retain appropriate counsel to defend against the same, provided that such counsel shall be reasonably acceptable to the other of ESK and Licensee (the "licensee party"), and the control and expenses of such defense, including any settlement of the said claim or the abandonment of any allegedly infringing patent rights, shall be the responsibility of and within the sole discretion of the licensing party except that the licensing party may not agree to any settlement which imposes liability upon the licensee party in excess of the licensing party's liability limit for indemnification under this Section 6.4. The licensee party shall have the right to retain its own counsel at its own cost and expense and, subject to the right of the licensing party so to control the defense of such claim, to participate in such defense. The licensing party shall indemnify the licensee party in regard to any such claim of infringement, but only to the extent of out-of-pocket costs and expense (including reasonable attorneys' fees and court costs until the licensing party has assumed liability for and defense of the claim) and liability to third parties imposed upon the licensee party as a result of such infringement claim, but the maximum amount of the licensing party's duty of indemnity hereunder in regard to licensee party's liability to third parties (including any obligation to pay royalties for past or future use) is limited to the amount of royalties which the licensing party has received or which has been accrued by the licensee party (provided, however, that if any such royalties have accrued but have not yet been paid to the licensing party, the licensing party may deduct such accrued but unpaid royalties from any amounts which it may owe to the licensee party hereunder, thereby cancelling the Licensee party's obligation to pay such amount of accrued but unpaid royalties) under this Agreement since the date of the Merger. Nothing in this Section 6.4 shall be construed to obligate the licensing party to continue any defense against such claim if the licensing party reasonably considers such defense to be legally or economically impractical, but licensee party may continue such defense if it may still be subject to liability.

                    e. Other Claims Regarding the Technology or Improvements. ESK and Licensee will promptly give notice to the other, in writing, of any infringement or possible infringement of, or of attack or threatened attack on, any of the Technology. To the extent that such matter is not within the scope of
          Section 6.1 or Section 6.4 hereof, the parties will thereupon consult with one another as to the course of action to be taken, but the licensor of such Technology, be it ESK or Licensor, will remain the final arbiter of whether or not legal proceedings are to be undertaken with respect to any infringement(s) or such attack defended against. If affirmative action is decided upon, the parties agree to cooperate wholeheartedly with one another and to decide, taking into account all of the relevant circumstances, whether and how the costs of any action are to be apportioned between them.

               20.  Royalties

                    a. Royalty. As consideration for the grant of the licenses provided herein, as well as the covenant of ESK to make Improvements hereafter developed available to Licensee, Licensee hereby agrees to pay to ESK a royalty of 3.5% of the aggregate net proceeds (based upon the invoice price of the Products, less any charges for freight, insurance, or taxes and also less any rebates, discounts or allowances) in fact received by Licensee or any of its Affiliates from the sale of any of the Products manufactured using the Process or any part of the Technology as licensed hereunder. The royalty due hereunder on any sales between Licensee and any of its Affiliates shall be based upon the average net invoice price, weighted as to quantity sold, of all sales of the same product in the same calendar year subject to these royalty provisions which were made between Licensee or any of its Affiliates and any Non-Affiliate.

                    b. Payment. Licensee agrees to keep a complete record regarding the sale and delivery of products subject to such royalty obligation, indicating all particulars that are necessary for computing such royalties. Within eight weeks after the close of each calendar year during the Term hereof, Licensee shall send ESK an accounting of sales made in the aforementioned calendar year which were subject to such royalty obligation, and with such accounting Licensee shall submit payment of the royalty due for such period in regard to the proceeds of such sales. ESK shall have the right to conduct at any time, through an auditor obligated to maintain confidentiality, an audit of the accounting of Licensee in regard to the sale and delivery of such products subject to the royalty obligation and the proceeds thereof. The cost of such audit, if made by Licensee's regular accountant, shall be borne by Licensee, otherwise by ESK.

                    c. Withholding. Licensee may deduct from the payments which it is obligated to make to ESK pursuant to this
          Article 7 any taxes which Licensee is required to withhold pursuant to the laws of the United States of America or the Dominion of Canada, or any of the subdivision of either, but only insofar as ESK may set off or credit such sums withheld against its German tax obligations.

                    d. Abatement. Licensee and ESK hereby stipulate and agree that the royalty obligations due hereunder constitute, among other things, consideration for the licensing of the various aspects of the Technology as a whole, as well as the competitive advantage gained by Licensee (and Licensee's predecessor) in having available the Know-How at the commencement of the Term hereof. Licensee and ESK stipulate and agree that if any of the Patents shall be held invalid, or if ESK shall for any reason abandon any Patent, the royalty payments which would be otherwise payable during the remainder of the Term after such finding of invalidity or abandonment shall be ratably abated upon the mutual agreement of ESK and Licensee (or, in the absence of such agreement, the amount of such abatement shall be determined by arbitration as provided hereinafter in this Agreement), taking into account any competitive advantage otherwise obtained by Licensee and its predecessor and the fact that the claims protected by U.S. Patents (and their Canadian equivalents) 3,950,602 and 3,976,829 are substantially more significant than the claims protected by the other two U.S. Patents (and their Canadian equivalents). If any patent application and/or patents in regard to any of the patentable Improvements of either ESK or Licensee shall be ruled invalid or abandoned, the royalty shall be abated to the extent that a royalty was established and paid as set forth in Section 4.2 or Section 4.3 in regard to the patentable Improvement in question developed by ESK or Licensee.

               21.  Termination

                    a. Right of ESK to Terminate. Provided ESK is not in default hereunder, ESK shall have the right to terminate this Agreement, whether before or after the expiration of the Term hereof, at once upon written notice to Licensee if any of the following shall occur:

                         (a) Licensee shall default in the performance or observance of any covenant or agreement hereunder (other than the covenant to pay royalties or other sum due), and Licensee shall fail to cure such default (or shall not be undertaking bona fide efforts to cure such default as promptly as possible if such cure shall require more than thirty days) for at least thirty days after ESK shall have given Licensee written notice hereof, specifying with particularity the nature of the default;

                         (b) Licensee shall fail to pay any royalties due hereunder and shall fail to cure such default within fifteen days after it shall have received written notice thereof;

                         (c) Licensee shall become bankrupt or insolvent or shall enter into any voluntary bankruptcy or reorganization proceeding, shall become the purported bankrupt in any involuntary proceeding or reorganization proceeding which is not dismissed within sixty days after it has been commenced, shall make an assignment for the benefit of creditors, or shall generally be unable to pay its debts when they become due for a period of sixty days.

                    b. Termination by Licensee. Provided Licensee is not in default hereunder, Licensee may terminate this Agreement at once, whether before or after the expiration of the Term hereof, upon written notice to ESK if any of the following shall occur:

                         (a) ESK shall default in the performance or observance of any covenant or agreement of ESK herein set forth and ESK shall fail to cure such default (or shall not be undertaking bona fide efforts to cure such default as promptly as possible if such cure requires more than thirty days) for at least thirty days after Licensee has given ESK written notice thereof, specifying with particularity the nature of the default; or

                         (b) Licensee shall irrevocably abandon all use and exploitation of the Technology.

                    c. Effect of Termination. Upon the termination of this Agreement under this Article 8, Licensee shall at once pay all royalties accrued up to the date of termination, even if not otherwise at that time due and payable pursuant to the terms hereof. Such termination shall be without prejudice to any rights or remedies available to either Licensee or ESK against the other which may have accrued prior to the date of termination. Upon such termination Licensee and its Affiliates shall at once return any and all written material and items in their possession incorporating any part of the Technology and Improvements made available by ESK or its Affiliates to Licensee, as well as all copies thereof. Any covenants or agreements in this Agreement in regard to secrecy and confidentiality and in regard to the return of certain items to ESK shall survive such termination, shall remain in full force and effect, and shall be fully enforceable.

               22.  Force Majeure and Special Conditions

                    a. Force Majeure. In the event that the fulfillment of any covenant or obligation under this Agreement shall be interrupted or delayed by acts of God, war, blockades, labor disputes of any kind, insufficient or delayed provision of transportation, fuel, raw materials, or otherwise, acts of officials, or seizure by any governmental authority, or any other circumstance which delays or interferes with the fulfillment of the covenants of either Licensee or ESK pursuant to this Agreement and are beyond the control of the parties so affected, both parties shall be relieved, during the continued existence of such cause, from the performance of their respective obligations hereunder, without the right of either party to any claim for damages. Immediate notice to the other party must be given in any case of force majeure, and it is understood that the party asserting such force majeure shall take all reasonable effort to reduce to a minimum the consequences of the delay which has occurred.

                    b. Special Conditions. Should there occur such a gross fundamental change in general economic and technical conditions existing at the time when the Term hereof commenced, that the carrying out of this Agreement would represent an undue hardship for either party, the party affected by such change shall have the right to ask for an appropriate modification of this Agreement.

               23.  Miscellaneous

                    a. Choice of Law. This Agreement shall be governed by and construed and interpreted in accordance with the law of the State of New York.

                    b. Arbitration. Any controversy or claim arising out of or relating to this Agreement, or the negotiation of breach thereof, shall be settled by arbitration in accordance with the rules of the American Arbitration Association, and judgment upon award rendered by the arbitrator(s) may be entered in any court having jurisdiction thereof. Arbitration shall be held at a site mutually agreeable to Licensee and ESK, or if no agreement can be reached then in New York, New York.

                    c. Interest. Any sum owing by Licensee to ESK not paid when due shall accrue interest at a varying interest rate equal to the varying prime rate of interest announced from time to time by Citibank N.A., New York, New York.

                    d. Notice. Any notice required or permitted to be given hereunder shall be deemed given when mailed, postage prepaid, by first class mail (air mail if to an address overseas from the point of mailing), certified or registered, with return receipt requested, to the address of the party to receive such notice as set forth below the signatures of the respective parties below, or to such other address as the party to receive such notice may give notice of pursuant to the provisions of this
          Section 10.4.

                    e. Binding Effect, Assignability. This Agreement shall be binding upon and shall inure to the benefit of the respective successors and assigns of the parties hereto. Anything in the previous sentence to the contrary notwithstanding, Licensee and ESK shall not have the right to assign this Agreement or their respective rights and obligations hereunder to any person or party other than one of their own Affiliates without the prior written consent of the other of ESK and Licensee.

                    f. Severability. Each and every provision in this Agreement shall be deemed severable, separable, and independent from the other provisions hereof, and in the event that any such provision hereof is later held unenforceable, the validity or enforceability of any other provision hereof shall not be thereby affected, and Licensee and ESK hereby covenant that in the event any such provision is in fact void or unenforceable, they shall use their best efforts mutually to agree upon a substitution therefor achieving the same economic result as the void or unenforceable provision.

                    g. Entire Agreement. This Agreement, the Exhibits attached hereto (which for the purposes hereof shall be deemed a part of and incorporated into this Agreement), and the documents and instruments referred to herein, constitute the entire agreement of the parties in regard to the subject matter of this Agreement and no amendment or modification thereof may be made except by a written agreement signed by both Licensee and ESK.

                    h. Counterparts. This Agreement may be executed in one or more counterparts, each of which shall be deemed an original and all of which, upon execution, shall be deemed and constitute one and the same instrument.

                    IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

          ELEKTROSCHMELZWERK KEMPTEN GMBH         THE EXOLON COMPANY


          By S/ Norman Pfingstl                   ByS/ Kurt M. Hertzfeld

          Name: Norman Pfingstl                   Name: Kurt M. Hertzfeld
          Title: Managing Director                Title: Chairman
          Herzog-Wilhelm-Str. 16                  1000 East Niagara Street
          D-8000 Muenchen 2                       Tonawanda, New York 14150
          Federal Republic of Germany             Attention: Chairman of
          the                                      Board


          ESK CORPORATION



          By S/ Ludwig Eberle
          Name: Ludwig Eberle
          Title: President
          P.O. Box 412
          Hennepin, Illinois 61327
          Attention: President


                                      EXHIBIT A


          US-Patent      Issue Date          CD-Patent      Issue Date

          3,950,602      4/30/76             1,038,432      9/12/78
          3,976,829      8/24/76             1,066,019      11/13/79
          3,989,883      11/02/76            1,048,092      2/06/79
          4,158,744      6/19/79             1,070,477      1/29/80

                                                                EXHIBIT 10H



                              DISTRIBUTORSHIP AGREEMENT



          Between:       EXOLON-ESK COMPANY
                         1000 East Niagara Street
                         TONAWANDA, New York  14150
                         (hereinafter referred to as the "Distributor") and

                         ELEKTROSCHMELZWERK KEMPTEN GMBH
                         Herzog-Wilhelm-Strasse 16
                         D-8000 MUENCHEN 2
                         (hereinafter referred to as "ESK")

                    I.   Subject and Definitions

                         A. Subject to the terms and conditions of this Agreement, ESK hereby appoints the Distributor its sole and exclusive Distributor of the products listed in Appendix A ("Products") in the Territory as defined in Section 1.2 hereof.

                         B. The Territory shall be the United States of America and its territories (including the Commonwealth of Puerto
          Rico) and Canada.

                         C. This Agreement shall become effective on January 1, 1984, and the initial term thereof shall expire on December 31, 1988; provided, however, that the term of this Agreement shall be automatically extended for additional successive three year terms, commencing on January 1, 1989, and each succeeding third anniversary thereafter unless either party shall give written notice of termination by June 30 of the last contract year of the original term or the renewal term hereof then in effect, in which event this Agreement shall terminate on the following December 31 of the same contract year.

                         D. As used in this Agreement, "Buyer" shall mean the original ultimate purchaser or user of any of the Products, after purchase from Distributor or from any middleman, who has ultimately acquired the Product in question in any series of non-final sales originating with Distributor.

                    II.  Promotion and Sale

                         A. Distributor shall use its best efforts to develop and exploit the maximum sales potential for the entire line of the Products in the Territory.

                         2.2  Distributor shall suitably promote the
          Products in the Territory through the appropriate means.

                         2.3 Distributor shall establish and maintain a sales organization, which shall be properly trained and which shall competently and conscientiously promote and sell the Products and maintain the good will of customers throughout the Territory.

                         2.4 The parties shall consult with one another concerning Distributor's performance of its obligations under this paragraph 2 and ESK shall render to Distributor such assistance as it deems appropriate.

                         2.5 ESK shall provide Distributor such technical assistance as may reasonably be required by Distributor in the promotion and sale of the Products, and the cost of such technical assistance shall be borne by ESK, except however, that Distributor shall reimburse ESK for all travel, meal, lodging, and related out of pocket expenses incurred by personnel of ESK or its affiliates while in the Territory in providing such technical assistance.

                         2.6  ESK's personnel shall have the right
          periodically to visit Distributor's facilities. Distributor shall assist where necessary in making arrangements for such visits. Deficiencies in regard to proper storage of the inventory, prompt processing of customer orders, inquiries, or complaints, appropriate limitation of warranties and liability (as previously agreed upon by the parties), and maintenance of appropriate inventory of Products noted during such visits to such centers or otherwise shall be remedied without delay by Distributor.

                    III. Reports; Planning

                         A. Not more than twenty-one (21) days after each June 30 and January 31, starting with June 30, 1984, while this Agreement is in force, Distributor shall mail a report in writing to ESK. In such semi-annual report Distributor shall:

                              1.   advise ESK of the inventories of the
          Products held by Distributor, if any, at the end of the just-completed quarter, by classes and sub-classes, in the form mutually agreed upon by the parties hereto, showing grade, size, and product type to the extent differentiated on ESK's invoices to Distributor, cost thereof and quantity on hand;

                              2.   advise ESK of its anticipated
          requirements, if any, of the Products in the coming two calendar quarters; thereafter the parties shall jointly plan Distributor's inventory requirements, if any, and determine the quantities of the Products by classes and sub-classes to be ordered by Distributor from ESK.

                         B. In November of each year during the term of this Agreement, Distributor shall furnish ESK with a report on Distributor's marketing plans for the coming calendar year and setting forth the activities of the competition, the market for the Products, the price structure of the market, and reactions of Distributor's customers to the Products.

                         C. Within ninety days (90) after the end of each fiscal year (or portion thereof) of Distributor falling within the term hereof, Distributor shall furnish to ESK a report of the total gross sales in tonnage of the Products by Distributor during such fiscal year, with the average price per ton for each such Product during such year. Distributor agrees that ESK shall have the right to examine and copy (at ESK's expense), from time to time, Distributor's books and records in regard to Distributor's inventory of the Products.

                    IV.  Prices, Payment, Sales and Delivery Terms

                         A. Distributor will purchase the Products for its own account from ESK at the net list prices set by ESK for the Territory, CIF at port of entry. Title to the Products and risk of loss thereof shall pass from ESK to Distributor, irrespective of any agreement between them as to purchase of insurance or shipment terms, upon delivery by ESK of the Products to the carrier loaded on board at the port of shipment. Any port of entry shall be mutually agreed upon by ESK and Distributor. Prices are subject to change from time to time by ESK and ESK shall give Distributor sixty (60) days written notice prior to the effective date of any such change; however, ESK shall not be required to give such sixty day notice if the price increase is caused by increased customs duties or import surcharges. Price changes shall apply to orders submitted before the expiration of the sixty-day period unless delivery is scheduled by Distributor to take place after such period expires, provided, however, that Distributor's scheduling of such delivery conforms to the normal and customary delivery schedules arranged between Distributor and ESK previously and is for normal and customary quantities of Products previously ordered by Distributor from ESK.

                         B. Distributor shall be invoiced in the currency of the Federal Republic of Germany (DM) and payment of the invoice prices shall be made in such currency. Payment terms shall be net sixty (60) days. All bank fees and other charges and expenses shall be paid by Buyer. Any sum not paid when due shall accrue interest at a varying rate equal to three points above the varying discount rate in effect from time to time as announced by the West German Bundesbank. Any demand or collection of interest by Seller shall not be deemed in lieu of any other claim for damages which Seller may have.

                         C. The latest edition of the "Incoterms" issued by the International Chamber of Commerce shall be applicable to any sales or deliveries hereunder, but in the event of any conflict between the terms hereof and Incoterms, the terms hereof shall prevail.

                         D. Unless otherwise provided in this Agreement, the terms and conditions of sale of ESK attached hereto, which are based on ESK's standard terms and conditions for export sales, shall be deemed a part of this Agreement and shall govern all sales transactions entered into within the framework of this Agreement. Such terms and conditions may only be modified with the prior written consent of both parties hereto. In the event of any conflict between such standard terms and conditions of sale and the provisions of this Agreement, this Agreement shall prevail. Any terms and conditions appearing on any quotation, purchase order, or acknowledgment form of either party made hereto in connection with any sales transactions within the framework of this Agreement shall be without force or effect.

                         E. In the event that Distributor intends to grant any lien or security interest in its inventory (other than machinery and parts inventory) to secure obligations of any kind, Distributor will, prior to such grant of any such lien or security interest, grant to ESK, as security for its payment to ESK of any and all amounts due to ESK under any section of this paragraph 4 or any other provision of this Agreement, including any and all attorney's fees and legal costs incurred by ESK in enforcing this Agreement or collecting any monies due to ESK from Distributor for any reason, a first security interest and lien in the inventory of Distributor to the extent such inventory is comprised of any Products sold to Distributor by ESK pursuant to this Agreement or otherwise, as well as all products derived from such Products, all rights of Distributor as a seller of such Products or products derived from such Products under Article 2 of the Uniform Commercial Code, all such Products or products derived from the Products which are sold or transferred by Distributor which have been subsequently returned, reclaimed or repossessed, and all proceeds thereof, including any cash or accounts receivable resulting from the sale of such inventory or proceeds of any insurance policy (collectively, the "Collateral"). Distributor agrees to keep the inventory identified so that it can be distinguished from any goods not subject to this security interest, to keep such inventory insured against the customary casualties and risks for at least its replacement costs, to protect the inventory from waste, damage by the elements, theft and vandalism, and to pay all taxes of any kind which may be imposed upon the inventory or which, if not paid, could result in a lien upon the inventory. Distributor agrees that in the event Distributor intends to grant such lien or security interest to another, it will at any time and from time to time execute any financing and continuation statements reasonably requested by ESK to perfect or to continue the perfection of such security interest and further appoints ESK its attorney-in-fact to execute and file such financing and continuation statements if Distributor fails to execute and deliver the same within 5 days after the same is requested by ESK. Distributor warrants that such security interest shall be superior to any and all liens and encumbrances upon such Collateral. Failure of Distributor to observe the covenants and warranties of this Section 4.5, or to observe the other covenants, warranties and agreements of this Agreement, or to pay any sum when due under this Agreement shall constitute grounds for ESK, at its option, to declare all sums immediately due and owing and to exercise its rights under this Section 4.5. Any rights of ESK under this Section 4.5 are cumulative of any other rights and remedies which ESK may have at law or in equity.

                    V.   Sales by ESK in the Territory

                         A.   Notwithstanding paragraph 1 hereof and
          subject to the following conditions, ESK shall have the right after consulting with Distributor, to sell and to make delivery of the Products to those customers who wish to negotiate and deal directly with ESK. In regard to such customers, ESK hereby appoints Distributor its exclusive sales representative for the Territory during the term hereof, and Distributor agrees to cooperate with ESK to promote and bring about such business between ESK and such customers who wish to deal directly with ESK, but the acceptance or refusal of such orders procured by Distributor from such customers for ESK shall in all instances be reserved to ESK, and ESK, not Distributor, shall establish the selling prices as well as the terms and conditions of sale and delivery to such customers, provided, however, that ESK shall not make such sales at prices which are less than the prices of Distributor for sales to its customers of the same product of the same quality in the same quantity and under the same delivery and payment terms.

                         B. In such cases of direct sale by ESK, ESK shall pay to Distributor, in consideration of the performance of Distributor's obligations hereunder, a commission equal to two percent (2%) of the invoice amount charged by ESK to such customers (less freight, taxes, insurance, customs duties, and any discounts, rebates, and allowances) and in fact paid by such customers. If for any reason any orders shall remain unexecuted or unpaid, Distributor shall have no claim for any compensation or allowance with respect thereto.

                         C.   Notwithstanding Section 5.2 hereof,
          Distributor shall have no claim for commissions on triangle and switch business into third countries, nor shall any commission be paid to Distributor in the event that American or Canadian companies purchase Products, in their own name and on their own account, for direct or indirect shipment to a location outside the Territory.

                    VI.  Expenses of Performance

                         Unless otherwise herein provided, each of the parties hereto shall bear the entire cost of performing its obligations hereunder. In particular, Distributor shall not be compensated or reimbursed for the advertising, servicing and other expenses incurred by it in performing its obligations under paragraph 2 hereof.

                    VII. Limitation of Warranty

                         A. ESK warrants only that the Products sold to Distributor under this Agreement will meet ESK's specifications or the relevant sample or any independent standard accepted expressly by ESK, under normal use in accord with ESK's specifications and instructions. If any failure to conform to this warranty is reported to ESK in writing within thirty (30) days after the date of the receipt of the Products by Distributor or any Buyer receiving through Distributor (in the case of any nonconformity discoverable through reasonable inspection by Distributor or such Buyer) or within thirty (30) days after the discovery of the nonconformity (in the case of any nonconformity not discoverable through such reasonable inspection, but in any event notice of any nonconformity, whether or not discoverable by reasonable inspection, must be given to ESK within one hundred eighty (180) days after delivery of the Products to Buyer), ESK, upon being satisfied of the existence of such nonconformity, will correct the same by, at ESK's sole option, delivering replacement Products or refunding the purchase price (or, where appropriate, the unit price for such relevant quantity of the Products as have the nonconformity) paid by Distributor or Buyer. If the Products are found by ESK to be nonconforming, ESK will pay shipping costs for return to ESK. No Products shall be returned to ESK, however, without its express written consent.

                         THE FOREGOING WARRANTY IS THE SOLE WARRANTY OF ESK. ALL OTHER WARRANTIES, EXPRESS OR IMPLIED, INCLUDING WARRANTIES OF MERCHANTABILITY AND FITNESS FOR PURPOSE, ARE EXCLUDED AND DISCLAIMED.

                         ESK SHALL NOT BE LIABLE TO DISTRIBUTOR, BUYER OR TO ANY OTHER PERSON, EITHER DIRECTLY OR BY WAY OF INDEMNIFICATION, CONTRIBUTION OR OTHERWISE, FOR CONSEQUENTIAL, INCIDENTAL, SPECIAL OR DIRECT DAMAGES, WHETHER THE CLAIM FOR ANY SUCH DAMAGES IS BASED ON WARRANTY, TORT, CONTRACT, OR OTHERWISE.

                         B.   Distributor agrees to undertake all
          reasonable efforts requested by ESK to assure that ESK's product warranty is distributed to all Buyers, and Distributor agrees not to give any broader warranty or more restricted limitation of liability on its own behalf to Buyers that those given by ESK to such Buyers or to Distributor without the prior written approval of ESK.

                    VIII.     Product Liability Insurance

                         Distributor shall carry product liability insurance, covering the Products which it has modified prior to resale by it and ESK shall carry product liability insurance covering the Products which Distributor has not modified prior to resale by it, each in such amounts as shall be reasonably satisfactory to both parties from time to time. In the event of any dispute between ESK and Distributor as to whether the amount of such insurance is adequate, such dispute shall be resolved by referral to an insurance broker mutually satisfactory to the parties.

                    IX.  Termination

                         A.    This Agreement may be terminated:

                              1.   At once by either party if the other
          party hereto commits a material breach or default under this Agreement, which breach or default shall not be remedied within 30 days after the giving of notice thereof to the party in breach or default; or

                              2.   At once by either party if the other
          party hereto is unable to pay its debts as they fall due for a period of sixty (60) days or enters into liquidation or dissolution or becomes insolvent, or if a trustee or receiver is appointed for such party, whether by voluntary act or otherwise, or if any proceeding is instituted by or against such party under the provisions of any bankruptcy act or amendment thereto and is not dismissed within sixty (60) days, or if it enters into a voluntary arrangement with its creditors; or

                              3.   At once by ESK if (I) either direct or
          indirect control of the Common Stock and Series A Preferred Stock of Distributor is transferred, either voluntarily or involuntarily, to any person or entity other than the current control group; or (ii) if all or a substantial part of the assets of Distributor shall be sold in other than the ordinary course of business; or (iii) if Distributor attempts to assign this Agreement without ESK's prior written consent.

                         B. It is expressly understood and agreed that neither party hereto is under any obligation to continue this Agreement in effect, nor to continue the distributorship arrangement established hereunder, after termination of this Agreement in accordance with this paragraph 9. Both parties recognize the necessity of making expenditures in preparing to perform and in performing this Agreement, and they recognize the possibility and the likelihood of losses or damages resulting from its termination. The parties nevertheless agree that neither party shall be liable to the other for termination of this Agreement in accordance with this paragraph 9, and each party specifically agrees not to hold the other liable for any losses or damages resulting from such termination, including, but not limited to, loss of or damage to investments, leases and sales, advertising and promotional activities, whether incurred in connection with the preparation to perform or the performance of this Agreement or in the expectation of its renewal or extension.

                         C.   After notice of termination is given by
          either party under this paragraph 9, ESK is entitled to restrict or even stop entirely deliveries of the Products to Distributor, including deliveries on orders already received at the time of notice of termination. However, ESK is required to make the Products available to Distributor in order to enable Distributor to maintain its own legally binding delivery commitments existing before termination becomes effective, subject to proof thereof being given by Distributor to ESK.

                         D. Upon termination of this Agreement, whether pursuant to this paragraph 9 or by expiration of the term hereof, Distributor shall deliver to ESK at once a complete list of all customers of Distributor (including the name and address thereof only) who have bought any Products from Distributor at any time in the three (3) years preceding such termination, and Distribu-tor acknowledges that ESK shall have the right directly or through another distributor or agent to approach such customers and to solicit purchases by them of the Products, and ESK shall have the option, exercisable within a period of sixty (60) days following the effective date of termination, to repurchase from Distributor such of the inventory of the Products as it shall determine, at Distributor's cost therefor, without interest. "Distributor's cost" shall mean the price paid by Distributor to ESK for such Products plus all costs incurred by Distributor to lay down the Products in its facilities, less an appropriate allowance for depreciation, obsolescence or damage.

                         E. Upon termination of this Agreement, ESK shall have the option to reclaim all advertising and printed matter, if any, made available by it to Distributor.

                    X.   Special and Consequential Damages

                         The parties agree that the remedies provided in this Agreement are adequate, and that therefore neither party shall be liable to the other for special or consequential damages arising from the breach of any obligation hereunder or for any other reason whatsoever other than as specifically provided for herein.

                    XI.  Miscellaneous Provisions

                         A. The relationship between Distributor and ESK is that of independent contractor and not of employer-employee or principal-agent. Distributor is not the legal representative of ESK nor is ESK the legal representative of Distributor, and neither shall hold itself out as such. Neither Distributor nor ESK has the right or authority to assume or undertake any obligation or make any representation on behalf of the other.

                    B. Both parties acknowledge and agree that any internal and confidential knowledge or information or trade secrets about the activities, processes or products of either party hereto which the other shall receive or learn in the performance of its obligations hereunder shall be kept strictly confidential and secret, even after termination of this Agreement, and shall not be used by such other party hereto in its own business without the prior written consent of the owner of the same or unless pursuant to a separate license agreement between the parties or unless the same shall have become known in the industry through no fault of the party seeking to use the other's information or unless the same shall have become known to such party from other sources not involving a breach of any contractual obligation. Each party shall be responsible for seeing that its own employees and agents observe the agreements of this Section 11.2.

                         C.   ESK agrees to inform Distributor of all
          inquiries and orders received by it directly from the Territory for delivery in the Territory of the Products. In return, Distributor shall send to ESK all inquiries and orders received by it either for delivery outside the Territory or in regard to customers who wish to deal directly with ESK.

                         D. This Agreement, including any claims arising out of or connected with this Agreement, may not be assigned by Distributor except with the prior written consent of ESK.

                         E. The failure of any party hereto to require the performance of any term of this Agreement or waiver by any party of any breach under this Agreement shall not prevent a subsequent enforcement of such term nor be deemed waiver of any subsequent breach. Subject to the provisions of paragraph 9 hereof in regard to notice of default and right to cure, time is of the essence in the performance of each party's obligations hereunder.

                         F.   The captions set forth herein are for
          convenience of reference only and shall not be considered as part hereof or in any way to limit or amplify the terms and provisions hereof.

                         G.   Neither of the parties hereto shall be
          responsible for or liable to the other party for any damage or loss of any kind, directly or indirectly, resulting from fire, flood, explosion, riot, rebellion, revolution, war, labor trouble (whether or not due to the fault of any party hereto), requirements or acts of any government or subdivisions thereof, mechanical breakdown or any other causes beyond the reasonable control of the party. The occurrence and the termination of such force majeure shall be promptly communicated to the other parties.


                    XII. Notices

                         Any notice required or permitted to be given hereunder shall be in writing and shall be deemed to have been given after the same has been mailed by registered or certified mail (air mail if overseas), return receipt requested, to the respective addresses appearing on the first page of this instrument, or to such other addresses as the parties may from time to time designate in writing.

                    XIII.     Controversies

                         Any controversy or claim arising out of or relating to this Agreement, or the negotiation or breach thereof, shall be settled by arbitration in accordance with the Rules of the American Arbitration Association, and the judgment upon the award rendered by the Arbitrator(s) may be entered in any court having jurisdiction thereof. The arbitration shall be held in such location as shall be mutually agreeable to the parties, but in the absence of such agreement in New York, New York.

                    XIV. Alterations of the Contract

                         Alterations of and amendments to this Agreement must be confirmed by both parties in writing in order to be binding.

                    XV.  Severability of the Contract

                         Should any provision of this contract lack validity or become void, the remaining provisions hereof will remain in force.

                    XVI. Applicable Law

                         This contract is subject to and shall be construed in accordance with the law of the State of New York.

                    IN WITNESS WHEREOF, the parties have duly executed this Agreement this 27th day of April, 1984.

          ELEKTROSCHMELZWERK KEMPTEN GMBH    EXOLON-ESK COMPANY


          S/ Norman Pfingstl                 S/ Kurt M. Hertzfeld


                                      APPENDIX A


          Silicon carbide
          except submicrofine powder
          and sintered shapes


          ELEKTROSCHMELZWERK KEMPTEN GMBH         EXOLON-ESK COMPANY


          S/ Norman Pfingstl                      S/ Kurt M. Hertzfeld



                      TERMS AND CONDITIONS OF SALE AND DELIVERY

                              I.   Any delivery dates given to Distributor
          by ESK are estimates only, and shall not bind ESK to ship or deliver the Products on the dates indicated, although ESK will use its best efforts to meet such delivery dates, and ESK shall not be liable for any direct, indirect, consequential or special damages as a result of delay. In the event that ESK fails to make delivery within the time agreed upon by ESK and Distributor, and within a reasonable period thereafter, Distributor's sole remedy shall be to cancel its order. ESK reserves the right to make partial shipments of the Products ordered and to submit separate invoices to Distributor for such partial shipments.

                    II. If Distributor shall default in the timely performance of its obligations in regard to any order or invoice, or any partial shipment under a larger order, ESK may suspend its performance under any subsequent order or in regard to any further partial shipments under such larger order unless and until Distributor shall have cured such default.

                    III. Distributor shall have no right to set off any amount or claim against any amount due and owing to ESK from Distributor unless such amount or claim is fully liquidated and is uncontested or is the subject of a final nonappealable judgment.

                    IV. The term "force majeure" means any cause not within the reasonable control of the party affected thereby, including without limitation acts of God, strikes or labor disturbances, war, embargoes, shortages of raw materials or transportation or fuel or electric power, failure or destruction of production facilities, and any governmental decree. The occurrence of force majeure shall not excuse either party from the performance of its obligations to the other party, but shall only suspend the same during the continuance of the force majeure. If any force majeure shall prevail for 45 consecutive days, either party shall have the right to terminate at once by written notice to the other party that portion of any order between Distributor and ESK which is still fully executory on the part of both parties. Neither party shall be liable to the other party for any direct, indirect, consequential, incidental or special damages arising out of or relating to the suspension or termination of any contractual relationship between the parties as a result of force majeure.

                    V. The provisions hereof may be changed by specific agreement as regards any individual case.

                                        27 April 1984

          Exolon-ESK Company
          1000 East Niagara Street
          Tonawanda, New York  14150

          Gentlemen:

                    This letter is being delivered to you in conjunction with the execution and delivery of that certain Restated License Agreement dated 26 April 1984 among Elektroschmelzwerk Kempten ("ESK"), ESK Corporation ("ESK Corp."), and The Exolon Company ("Exolon"), and also that certain Distributorship Agreement of even date herewith between ESK and Exolon-ESK Company ("Exolon-ESK"), the surviving corporation after the merger today of ESK Corp. and Exolon.

                    We wish to assure you that ESK has no current intention upon the termination of the Distributorship Agreement to sell or offer to sell in the Territory (as defined in the Restated License Agreement), either directly or indirectly, any silicon carbide crude or grain products covered by the Distributorship Agreement and currently manufactured and offered for sale by Exolon-ESK in the Territory other than through Exolon-ESK as distributor or sales representative so long as our parent company, Wacker-Chemie GmbH, is directly or indirectly a 50% shareholder of Exolon-ESK and Wacker Chemie has the right directly or indirectly to nominate and elect one-half of the members of the board of directors of Exolon-ESK. In addition, we wish to advise you that we do not believe that ESK will have any intention in the future to sell such products in the Territory other than through Exolon-ESK as distributor or sales representative so long as Wacker-Chemie GmbH directly or indirectly is a 50% shareholder of Exolon-ESK and has the right directly or indirectly to nominate and elect one-half of the members of the board of directors of Exolon-ESK, unless extraordinary conditions shall arise, extraordinary conditions which do not currently exist and which we do not currently foresee, which would make such sales after the termination of the Distributorship Agreement by ESK in the Territory compelling.

                    In acting under this letter agreement, we would expect to base our conduct on concepts of fair dealing ("Treu und Glauben"),

          Accepted:                     Very truly yours,

          Exolon-ESK Company            Elektroschmelzwerk Kempten GmbH

          By S/ Kurt M. Hertzfeld       By S/ Norman Pfingstl

                                                                EXHIBIT 10I



                              INDEMNIFICATION AGREEMENT


                    AGREEMENT, made as of the 15th day of December, 1984, by and between EXOLON-ESK COMPANY (the "Company"), with its principal office at 1000 East Niagara Street, Tonawanda, New York 14150; and WACKER CHEMICAL CORPORATION ("WCC"), with its principal office at 964 Third Avenue, New York, New York 10022.


                                 W I T N E S S E T H:


                    WHEREAS, WCC has heretofore entered into an indemnification agreement with respect to the tax exempt status of interest on the $8,000,000 Industrial Development Revenue Bonds, Series 1984 (ESK Corporation Project), dated February 15, 1984, (the "ESK Bonds"); and

                    WHEREAS, the ESK Bonds are being refunded through the issuance of $8,000,000 Industrial Revenue Bonds, Series 1984 (Exolon-ESK Company Project) (the "Bonds") and it is agreed that such indemnification shall be continued with respect to the Bonds;

                    NOW, THEREFORE, the parties hereby agree as follows:

                    1. WCC will pay to the Company any Additional Payments, as hereinafter defined, due to the holders of the Bonds or to an indenture trustee of the Bonds with respect to the period ending January 15, 1999, inclusive, provided that the amounts payable to the Company with respect to the period beginning January 16, 1994, and ending January 15, 1999, shall in no event exceed three percent (3%) of the average principal amount of the Bonds outstanding during such period. For this purpose, the term "Additional Payments" shall mean any amounts which may from time to time be due as a result of the interest on the Bonds becoming taxable for Federal income tax purposes because the $10,000,000 capital expenditure limitation of Section 103(b)(6)(D) of the Internal Revenue Code of 1954, as amended, was exceeded with respect to the $8,000,000 Industrial Project Revenue Bonds, Series A (ESK Corporation Project), heretofore refunded by the ESK Bonds, but only to the extent such amounts do not constitute principal of the Bonds and are in excess of the amounts which would be due under the Bonds if said $10,000,000 capital expenditure limitation had not been exceeded.

                    2. WCC shall have all of the rights of the Company with respect to contesting any claim that interest on the Bonds is taxable during the period ending January 15, 1994, and shall be entitled to participate in contesting any such claim for the period January 16, 1994, to January 15, 1999.

                    3. Any notice or other communication required or permitted hereunder shall be in writing and shall be deemed to have been given upon mailing by registered or certified mail (air mail if overseas), return receipt requested, to the respective addresses appearing on the first page of this Agreement, or to such other addresses as the parties may from time to time designate in writing.

                    4. This Agreement may be executed in one or more counterparts and together shall constitute but one and the same agreement. This Agreement may be amended only by a writing executed by the parties hereto. This Agreement shall be governed by and construed in accordance with the laws of the State of New York.

                    5. Nothing in this Agreement shall affect any of the obligations of WCC under the Indemnification Agreement dated April 26, 1984, between it and The Exolon Company (now Exolon-ESK Company), which obligations shall continue in full force and effect.

                    IN WITNESS WHEREOF, the parties have caused this Agreement to be duly executed as of the day and year first hereinabove written.

                                        WACKER CHEMICAL CORPORATION

                                        By:S/ Harold Seeberg
                                           Harald Seeberg, President

                                        EXOLON-ESK COMPANY


                                        By:S/ L. Harrison Thayer II

                                                                 Exhibit 11
                         Exolon-ESK Company and Subsidiaries
                          Computation of Earnings Per Share
                        (In Thousands, Except Per Share Data)

                                                        Years Ended
                                                        December 31,
                                                  1995      1994      1993
                                                ______    ______    ______

           Net earnings                         $3,462    $1,516       $33

           Less Preferred Stock Dividends:
               Series A                           (22)      (22)      (22)

               Series B                           (22)      (22)      (21)
                                                ______    ______    ______

           Undistributed earnings (loss)        $3,418    $1,472     ($10)
           Net earnings (loss) attributable
           to:

               Common Stock (50.0% in 1993,     $1,709      $736      ($5)
               1994 and 1995)
               Class A Common Stock (50.0%      $1,709      $736      ($5)
               in 1993, 1994 and 1995)          ______    ______    ______

                                                $3,418    $1,472     ($10)
                                                ======    ======    ======

           Net earnings (loss) per share of
           Common Stock:                         $3.55     $1.53   ($0.01)
               Primary
               Fully Diluted                     $3.44     $1.50  $0.03(a)

           Net earnings (loss) per share of
           Class A Common Stock:

               Primary                           $3.33     $1.44   ($0.01)

               Fully Diluted                     $3.24     $1.42  $0.03(a)

           Weighted Average Shares
           Outstanding:
               Primary:
                                               482,000   482,000   482,000
               Common Stock

               Class A Common Stock            513,000   513,000   513,000
               Fully Diluted:

               Common Stock                    504,000   504,000   504,000

               Class A Common Stock            535,000   535,000   535,000

          (a) Assumed conversion of Preferred Stock would have anti dilutive effect in computations and therefore fully diluted earnings per share is not presented on the face of the income statement for the year ended December 31, 1993.



                                                                 Exhibit 22

                            SUBSIDIARIES OF THE REGISTRANT

                The subsidiaries listed below have been included in the Consolidated Financial Statements of the Registrant. See Note 1 of Notes to Consolidated Financial Statements.

            Subsidiaries of the Registrant       Place of      Percentage
                                              Incorporation       Owned
           Exolon-ESK Company of Canada,     Dominion of          100%
           Ltd.                              Canada

           Norsk-Exolon A/S                  Kingdom of           100%
                                             Norway
           Exolon-ESK International Sales    U.S. Virgin          100%
           Corp.                             Islands