Form 10-K/A
period 1995-12-31
EXOLON ESK CO
filed 1996-04-26
CIK 34046

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

           (Mark One)                FORM 10-K/A
           [X]

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1995
                                          OR
           []

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                      SECURITIES
                                 EXCHANGE ACT OF 1934
                          For the transition
                                 period from  _______  to  _______

                         Commission file          1-7276
                                  number        __________

                               EXOLON-ESK COMPANY
                          ____________________________
                          (Exact name of registrant as
                            specified in its charter)

                   Delaware                              16-0427000
                _______________                       ________________

                (State or other                       (I.R.S. Employer
                jurisdiction of                      Identification No.)
               incorporation or
                 organization)
                              1000 East Niagara Street,
                                 Tonawanda, NY 14150
                              __________________________
                                (Address of Principal
                                  Executive Offices)

                                    (716) 693-4550
                             ___________________________
                           (Registrant's telephone number,
                                 including area code)

                                                          Name of each
                                                        exchange on which
           Title of each class                             registered
           ___________________                           _______________
           Common stock $1 par                            Boston Stock
                  value                                     Exchange

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days. Yes   [X]      No

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



                                       PART III

          Item 10.  Directors and Executive Officers of the Regristrant

               The Board of Directors consists of eight members, four of whom are elected by the outstanding shares of Common Stock and Series A Preferred Stock voting as a class, and four of whom are elected by the outstanding shares of Class A Common Stock and Series B Preferred Stock voting as a class.

               The Directors currently elected by the shares of Common Stock and of the Series A Preferred Stock are Brent D. Baird, Theodore E. Dann, Jr. and Patrick W.E. Hodgson (such persons are hereinafter referred to as Common Directors, and the individuals currently elected by the shares of Class A Common Stock and Series B Preferred Stock are hereinafter referred to as Wacker Directors). The Wacker Directors are Dirk Benthien, Dr. Hans Essler, and Dr. Hans Herrmann.

               The following table contains information relating to the Company's Directors. Such information and the information with regard to beneficial ownership of securities have been furnished to the Company  by the respective  directors.
                                                              Shares of
                                            Shares of         the
                                            the               Company's
                                            Company's         Series A
                                            Common            Preferred
                                            Stock             Stock
                                            Owned             Owned
                                    Year    Bene-             Bene-
                                    First   ficially          ficially
                                    Became   as of            as of
      Name and Principal            Direc-  April 2,    % of  April 2,    % of
      Occupation               Age  tor     1996       Class  1996        Class
      ______________________   ___  ______  _________  _____  __________  _____

       Common Directors

      Theodore E. Dann, Jr.    42   1986    90,800(1)  18.8       --        --
        Chairman of the
      Company's Board of
      Directors since June 1,
      1992; Corporate
      Secretary of the
      Company from January 1,
      1987 through June 1,
      1992; Chief Executive
      Officer of Buffalo
      Technologies Corp.,
      from April 11, 1994 to
      present; Chairman of
      the Board of Buffalo
      Technologies Corp.
      since March 15, 1995;
      Vice President,
      Director and Corporate
      Attorney for Ferro
      Alloys Services, Inc.,
      since 1985; Director of
      First Carolina
      Investors, Inc.

      Brent D Baird            57   1994    79,900(2)  16.6       --        --
        Private investor,
      Chairman of First
      Carolina Investors,
      Inc.; Director of First
      Empire State
      Corporation (bank
      holding company),
      Merchants Group, Inc.,
      Oglebay Norton Company
      and Todd Shipyards
      Corporation; Prior to
      1992 was a limited
      partner of Trubee,
      Collins & Co., a member
      of the New York Stock
      Exchange, Inc.



      (1) See footnote (3) under table of more than 5% stockholders, under Item 12 below, which is herein incorporated by reference.


      (2) See footnote (2) under table of more than 5% stockholders, under Item 12 below, which is herein incorporated by reference. Includes 1,300 shares owned by Mr. Baird, 14,000 shares owned by Aries Hill Corp., 18,800 shares owned by members of Mr. Baird's immediate family who share his household but as to which he has no voting or investment power, 5,700 shares owned by The Cameron Baird Foundation and 40,000 shares owned by First Carolina Investors, Inc.


      Patrick W.E. Hodgson     55   1991    97,626(3)  20.3     18,334     94.7
        President, Cinnamon
      Investments, London,
      Ontario, investment
      firm, since 1989;
      Chairman of Todd
      Shipyards, Inc., since
      Feb. 1993; President,
      London Machinery Co.,
      concrete and aggregate
      machinery, 1964-1989;
      Director, First Empire
      State Corp., First
      Carolina Investors,
      Inc., and Scott's
      Hospitality, Ltd.

       Wacker Directors:

      Dirk Benthien            39   1996    --         --         --        --
        President of Wacker
      Chemicals (USA), Inc.
      since 1994; Vice
      President Finance and
      Administration of
      Wacker Silicones
      Corporation, since
      1992; Division Manager
      - Administration of
      Wacker Chemicals, East
      Asia, Japan, 1990-1992

      Dr. Hans Essler          63   1995    --         --         --      --
        Senior Vice
      President, Director
      Regional Coordination
      of Wacker-Chemie GmbH
      since January 1988.

      Dr. Hans Herrmann        60   1986    --         --         --      --
        A Managing Director
      of Elektroschmelzwerk
      Kempten GmbH of Germany
      since 1986; Vice
      President of Wacker-
      Chemitronic GmbH, a
      wholly-owned subsidiary
      of Wacker Chemie GmbH,
      1982-86; Executive Vice
      President and General
      Manager of Wacker
      Siltronic Corporation,
      a wholly-owned
      subsidiary of Wacker
      Chemical Corporation,
      1978-82.


      (3) Includes 57,626 shares owned by Mr. Hodgson and 40,000 shares owned by First Carolina Investors, Inc. of which Mr. Hodgson is a director. See footnote (2) under table of more than 5% stockholders, under Item 12 below, which is herein incorporated by reference.

          Item 11.  Executive Compensation

          Compensation of Directors

               The Company's directors other than the Chairman have the right to receive from the Company an annual retainer fee of $2,000, and $500 for each meeting of the Board or meeting of a committee of the Board they attend, but not to exceed $500 for any one day. Director fees payable to Wacker Directors for 1995 were paid to Wacker Chemical Corporation. The Chairman, Mr. Dann, receives an annual retainer fee of $50,000 plus the meeting fees received by the other directors.

          Compliance with Section 16 of the Securities Exchange Act

               Under Section 16 of the Securities Exchange Act of 1934, as amended, directors, executive officers and persons who own more than 10% of the Company's Common Stock are required to report their ownership of equity securities of the Company, and any changes in that ownership to the Securities Exchange Commission and to the Company. Based solely upon a review of reports furnished to the Company (the "Section 16(a) Reports") by such persons on Forms 3, 4 or 5 for the year ended December 31, 1995, their were no omissions from or late filings of Section 16(a) Reports.

          Executive Officers

               The executive officers of Exolon-ESK Company for 1996 are as follows:

                J. Fred Silver  . . . . . .  President and Chief Executive
                                             Officer

                James A. Bernardoni . . . .  Vice President - Finance

                Kersi Dordi . . . . . . . .  Vice President - Aluminum
                                             Oxide & Specialty Products

                Armand Ladage . . . . . . .  Vice President - Silicon
                                             Carbide

                John L. Redshaw . . . . . .  Vice President - Sales &
                                             Marketing

                Nancy E. Gates, Esq.  . . .  Secretary


               The business backgrounds of the Company's executive officers are as follows:

               Mr. Silver, age 50, has served as President and Chief Executive Officer since February 15, 1996. From April 26, 1995 to February 15, 1996 he was a member of the Company s Board of Directors. He served as President of Carborundum Abrasives Co. from 1981 through 1992 and President of Time Release Sciences, Inc., a foam manufacturer since January, 1993.

               Mr. Bernardoni, age 51, has served as Vice President - Finance since October, 1995. From January 1995 to October 1995, he served as Acting Chief Financial Officer. From March 20, 1995 to October 1995 he served as Acting Principal Executive Officer. He has been a member of the Company s Operating Committee since January 18, 1995. From 1989 to January 1995, he served as the Controller of the Company, and from 1984 to 1989, he served as an Accounting Manager for the Company.

               Mr. Dordi, age 47, has served as a Vice President of Aluminum Oxide & Specialty Products Manufacturing since October 1995 and has served as the General Manager of the Company's Canadian subsidiary, Exolon-ESK Company of Canada, Ltd., since September 1992. In January 1995, he became a member of the Company s Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. From November 1990 to September 1992, he served as the Plant Manager for the Company's Thorold, Ontario plant, and from 1986 to November of 1990, he served the Company in various technical and managerial capacities.

               Mr. Ladage, age 42, has served as a Vice President Silicon Carbide since October 1995. In January 1995, he became a member of the Company s Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. He served as the Plant Manager of the Company's Hennepin, Illinois operations since 1978.

               Mr. Redshaw, age 41, has served as Vice President of Sales and Marketing since October 1995. In January 1995, he became a member of the Company s Operating Committee, and in March 1995 was appointed as an executive officer on the Operating Committee. He has served as Metallurgical Sales and Marketing Manager for the Company since 1989.

               Ms. Gates, age 31, has been the Corporate Secretary since February 29, 1996. Since February 29, 1996, she has also been employed as the Company s In-house Counsel. From 1990 to 1996, Ms. Gates was a corporate attorney at the law firm of Magavern, Magavern, & Grimm, LLP, Buffalo, New York.

          Compensation of Executive Officers

               The following Summary Compensation Table sets forth information concerning compensation for services in all capacities for the Company and its subsidiaries for the fiscal years ended December 31, 1995, 1994, and 1993 of those persons who were, at December 31, 1995, (i) the chief executive officer of the Company and (ii) executive officers of the Company and its subsidiaries whose annual base salary and bonus compensation exceeded $100,000, (collectively, the "Named Officers").


          Summary Compensation Table

                                  Annual Compensation
                              ___________________________

          Name and
          Principal                                           All Other
          Position           Year       Salary      Bonus   Compensation(1)
          ______________     _____     _______    _______   ___________
          James A.           1995      $80,000    $45,000     $5,296
          Bernardoni
          Vice President
          Finance            1994      $64,750     $7,000     $4,929
          and Acting Chief
          Executive Officer  1993      $63,000        ---     $4,818
          (1995)

          Kersi Dordi        1995      $80,000    $45,000     $8,216
          Vice President
          Aluminum Oxide &   1994      $73,000     $8,350     $5,403
          Specialty
          Products           1993      $70,000     $7,000     $5,190



          Armand Ladage      1995      $80,000    $45,000     $7,545
          Vice President
          Silicon Carbide    1994      $73,000     $8,842     $6,204

                             1993      $70,000     $2,135     $5,890


          John L. Redshaw    1995      $85,000    $45,000     $5,077
          Vice President of
          Sales & Marketing  1994      $62,000    $21,700     $4,589

                             1993      $60,000    $21,000     $8,662

               (1) Includes matching contributions made by the Company under the Company's Retirement and Savings Plan for U.S. Salaried Employees (the "401(K) Plan"). Also includes premiums paid by the Company on term life insurance and amounts accrued under the Company's Retirement Plan for U.S. Salaried Employees and in the case of Mr. Dordi and Mr. Ladage, amounts paid under a car allowance policy.

          Compensation (Executive) Committee Interlocks and Insider
          Participation

               Elektroschmelzwerk Kempten GmbH ("Kempten") is a subsidiary of Wacker Chemie GmbH ("Wacker Chemie"), which is the owner of all of the outstanding stock of Wacker Chemicals (USA), Inc. ("Wacker"), and Wacker is the owner of all of the Company's outstanding Class A Common Stock and Series B Preferred Stock. The Company is the successor to a merger of ESK Corporation (wholly owned subsidiary of Wacker) into The Exolon Company which was effected on April 27, 1984. Pursuant to an exclusive distributorship and sales representation agreement which was entered into with Kempten at the time of the merger, the Company purchased $3,444,000 and $1,814,000 of certain products from Kempten, during 1995 and 1994, respectively.

               The Company and Kempten maintain a joint patent covering certain technology developed and implemented at the Company's Hennepin facility and are joint applicants with respect to another such patent. The patent and patent application relate to joint ownership rights in the subject technology.

               Dr. Hans Herrmann, who is Managing Director of Kempten, and Dirk Benthien, who is the President of Wacker Chemicals (USA), Inc. (another wholly owned subsidiary of Wacker Chemie), serve on the Executive Committee.


          Item 12.  Security Ownership of Certain Beneficial Owners and
          Management

               Common Stock and Series A Preferred. The stock ownership of the only persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Common Stock and of the Series A Preferred Stock as of April 2, 1996, and such stock ownership of all directors and officers of the Company as a group as of that date are as follows:

                                                               Shares
                                                                 of
                                                               Series   Percent
                                                                  A     of Out-
                                                                Pre-    stand-
                                          Shares of  Percent   ferred     ing
                                           Common    of Out-    Stock   Series
                                            Stock     stand-   Benefi-     A
                  Name & Address           Benefi-     ing     cially    Pre-
                   of Beneficial           cially     Common    Owned   ferred
                       Owner              Owned (1)   Stock      (1)     Stock
            ___________________________    ______     ______   ______   ______

           Patrick W.E. Hodgson, et al   159,686(2)    33.1     18,334   94.7
           248 Pall Mall
           Suite 400 London, Ont.,
           Canada N6A 5P6

           Ferro Alloys Services, Inc.    90,800(3)    18.8        ---    ---
           Suite 463
           Carborundum Center
           Niagara Falls, NY 14303

           Trustees of the Stevens           28,744     6.0        ---    ---
           Institute of Technology . .
           Castle Point Station
           Hoboken, NJ 07030

           The Exolon-ESK Company of         26,000     5.4        ---    ---
           Canada, Ltd.  . . . . . . .
           Consolidated Pension Plan
           Reg. No. C-6808
           181 Queen Street
           Thorold, Ont., Canada L2V
           5A9

           Edward J. Bielawski, et al.    30,600(4)     6.4        ---    ---
           5150 Dorchester Rd.,
           Unit 15
           Niagara Falls, Ont., Canada
           L2E 6Z3

           William J. Burke, III, et al   30,370(5)     6.3        ---    ---
           111 Devonshire Street
           Boston, MA 02109
           All Directors and Officers    250,486(6)    52.0     18,334   94.7
           as a group (14 persons)


          (1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.
          (2)  Beneficially owned by a group composed of:  Patrick W.E.
               Hodgson (57,626); William J. Magavern II and James L.
               Magavern, as co-executors of the Estate of Samuel D. Magavern (15,260); Brent D. Baird (1,300); Aries Hill Corp. (a private holding company whose controlling shareholders include Brent D. Baird, Bruce C. Baird, Brian D. Baird and Bridget B. Baird) (14,000); Bridget B. Baird, as trustee of a family trust (9,800); Jane D. Baird (9,000); The Cameron Baird Foundation (a charitable foundation whose trustees include Jane D. Baird, Bridget B. Baird, Brian D. Baird, Bruce C. Baird, Bronwyn B. Clauson and Brenda B. Senturia) (5,700); First Carolina Investors, Inc. (a Delaware corporation whose directors include Brent D. Baird, Bruce C. Baird, Patrick W.E. Hodgson, Theodore E. Dann, Jr. and H. Thomas Webb) (40,000); William J. Magavern II (5,000); and, James L. Magavern (2,000). Members of the group had sole voting and investment power with respect to 131,016 shares and shared voting and investment power with respect to 27,724 shares, and reported that they had agreed to evaluate jointly any proposal presented to the Company's shareholders pursuant to which Wacker Chemical Corporation may acquire all or substantially all of the assets of the Company.
           (3) Owned by Ferro Alloys Services, Inc., a corporation of which
               Theodore E. Dann, Jr., who is Chairman of the Board of the
               Company, is a director, officer and corporate attorney. Includes 2,000 shares held in the name of Mr. Dann's father that are beneficially owned by Ferro Alloys Services, Inc.
           (4) Includes 20,600 shares owned by Theeb, Ltd. ("Theeb") 4,000 shares owned by Robert C. Thiel, 3,000 shares owned by Mr. Bielawski's sister and 3,000 shares owned by his brother all of which he has the power to vote. Theeb is a company organized under the laws of Ontario which is controlled by Messrs. Thiel and Bielawski (each of whom owns, indirectly, 50% of its outstanding stock).
          (5) Includes 25,500 shares owned by May and Gannon, Inc., a Massachusetts corporation whose directors are William J. Burke, III (who is the President), Ellen Burke Ryan and Helen D. Burke.
          (6) Except as otherwise indicated above, members of the group have sole voting and investment power with respect to such shares.


               Beneficial Owner of Class A Common Stock and Series B Preferred Stock. The stock ownership of the only beneficial owner of the Class A Common Stock and Series B Preferred Stock of the Company as of April 2, 1996 is as follows:

                                                   Shares of     Shares of
                                                    Class A      Series B
                                                     Common      Preferred
                                                     Stock         Stock
                                                  Beneficially Beneficially
                                                     Owned         Owned
                      Name & Address              (Percent of   (Percent of
                       of Beneficial                 Class         Class
                           Owner                  Outstanding) Outstanding)
            __________________________________     __________   ___________

           Wacker Chemicals (USA), Inc.  . . . .    512,897       19,364
           c/o Wacker Chemical Holding               (100%)       (100%)
           Corporation
           3301 Sutton Road
           Adrian, MI  49221-9397


          Item 13.  Certain Relationships and Related Transactions

               The Company has a royalty agreement with Theeb Ltd. ("Theeb") covering the production of crude aluminum oxide at the Company's Thorold, Ontario plant using process technology acquired as part of the construction and completion of an aluminum oxide furnace. A separate royalty agreement with International Oxide Fusion, Inc. ("IOF") covers the production of specialty product for refractory markets. The agreements are for a period of ten years each and expire July 31, 1996 and April 30, 2001, respectively.

               Royalties paid by the Company under the agreements amounted to $725,000 and $543,000 in the twelve months ended December 31, 1995 and December 31, 1994, respectively.

               Edward J. Bielawski, who beneficially owns 6.4% of the Company's Common Stock, is also the President of IOF. Theeb is a holding company formed under the laws of the Province of Ontario, which is controlled by Mr. Bielawski and Robert C. Thiel (each of whom owns, indirectly, 50% of Theeb's outstanding stock). Theeb and Messrs. Bielawski and Thiel beneficially own in the aggregate 30,600 shares of the Company's Common Stock (see "Security Ownership of Certain Beneficial Owners and Management").

               Pursuant to Rule 403(b) of the Securities and Exchange Act, the Directors disclose that Wacker Chemie GmbH ( Wacker ) through its subsidiary Elektroschmelzwerk Kempten GmbH ( ESK ) executed a letter of intent with Compagnie St. Gobain in the fall of 1995. While the Directors representing the Common and Series A Preferred shares ( the public shares ) have not been privy to the terms of the letter of intent, they have been advised that the letter of intent provides that Wacker will sell certain of its assets to Compagnie St. Gobain. The sales price for these assets has not been disclosed to the Company to date. If the sale is consummated, St. Gobain will become the owner of assets formerly owned by Wacker, including the following:


               1. The Class A Common and Series B Preferred shares Wacker currently owns of Exolon-ESK;
               2.   ESK s Delfsjil Plant in Holland; and
               3.   ESK s Grefath plant in Germany.

          An application has been made to the Cartel Office in Berlin for permission for Wacker Chemie GmbH to sell the above described assets to St. Gobain. To date, the German Cartel Office has not approved the sale of assets by Wacker to St. Gobain. After canvassing the German refractory and abrasives industry as to the projected anticompetitive effect such a sale would face in Germany, the Cartel Office asked St. Gobain and Wacker for an extension of time, and another hearing, before issuing its determination. This determination is expected until April 30, 1996. It is not known whether the 1992 Exclusive Distributorship Agreement between the owners of ESK, or its successors, and Exolon-ESK Company will remain in existence. In the event that the German Cartel Office approves the proposed sale by Wacker, application for approval must be made to the Federal Trade Commission of the United States ( FTC ) before a sale by Wacker to St. Gobain of its shares in Exolon-ESK can be consummated.
          The FTC will independently assess what effect the sale will have on competition in the abrasives industry in the United States, and is empowered to approve or disapprove a proposed transaction. Any approval or disapproval would apply only to the Class A Common and Series B Preferred shares and not to the public shares.

               Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on behalf by the undersigned, thereunto duly authorized.


          April 15, 1996                EXOLON-ESK COMPANY


                                   By:  S/J. Fred Silver
                                        __________________________________
                                        J. Fred Silver
                                        President and Chief Executive
                                        Officer