Form 10-Q
period 1996-03-31
EXOLON ESK CO
filed 1996-05-13
CIK 34046

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

             (Mark    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
             One)             THE SECURITIES EXCHANGE ACT OF 1934
              [X]

                    For the quarterly period ended March 31,  1996

                                          OR


              [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                            Commission file number 1-7276

                                  EXOLON-ESK COMPANY
                                 ____________________

                (Exact name of registrant as specified in its charter)

                  Delaware                             16-0427000
                ___________                           ____________

              (State or other                       (I.R.S. Employer
              jurisdiction of                     Identification No.)
              incorporation or
               organization)


                 1000 East Niagara Street, Tonawanda, New York 14150
                 ___________________________________________________
                 (Address of Principal Executive Offices)(Zip Code)


                                  (716) 693-4550
                                 _______________
                         (Registrant's telephone number,
                               including area code)

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

           As of May 10, 1996, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.



                            PART I - FINANCIAL INFORMATION
                             Item 1.  Financial Statements
                                  Exolon-ESK Company
                         Condensed Consolidated Balance Sheet
                          (in thousands except share amounts)

                                                    (Unaudited)
                                                     March 31,  December 31,
          ASSETS                                       1996         1995
                                                     _________   ___________
          Current assets:

               Cash                                          $4          $440
               Accounts receivable (less allowance
               for doubtful accounts of $409 in
               1996 and $419 in 1995)                    10,363         8,896
               Inventories                               18,494        19,700
               Prepaid expenses                             731           359
                                                         ______        ______

               Total Current Assets                      29,592        29,395
          Investment in Norwegian joint venture           5,388         5,230
          Property, plant and equipment, at cost         56,064        55,903
          Accumulated depreciation                     (40,967)      (40,710)
                                                        _______       _______
               Net property, plant and equipment         15,097        15,193

          Other assets                                      440           397
                                                        _______       _______
          Total Assets                                  $50,517       $50,215
                                                        =======       =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:

               Notes payable                             $2,000             -
               Current maturities of long-term            1,550         1,550
                debt
               Accounts payable                           1,577         3,229
               Accrued expenses                           1,809         1,713
               Income taxes payable                       2,023         1,329

               Deferred income taxes                        160           160
                                                         ______        ______
                    Total Current Liabilities             9,119         7,981
          Deferred income taxes                           1,300         1,300
          Long-term debt excluding current
          installments                                   13,150        15,350

          Other long-term liabilities                     3,240         3,286
          Stockholder' equity:
               Preferred stock
                    Series A - 19,364 shares
                     issued                                 276           276
                    Series B - 19,364 shares
                     issued                                 166           166

               Common stock of $1 par value
                Authorized 600,000 shares,
                512,897 issued                              513           513
               Class A common stock of $1 par
                value - Authorized 600,000
                shares, 512,897 issued                      513           513
               Additional paid-in capital                 4,345         4,345
               Retained earnings                         18,362        16,952
               Cumulative translation adjustment           (99)          (99)

               Treasury stock, at cost                    (368)         (368)
                                                         ______        ______
                    Total Stockholders' Equity           23,708        22,298
                                                         ______        ______
          Total Liabilities and Stockholders'
          Equity                                        $50,517       $50,215
                                                        =======       =======


           The accompanying notes are an integral part of these statements.



                                  Exolon-ESK Company
                     Condensed Statements of Consolidated Income
                                      Unaudited
                       (in thousands except per share amounts)

                                                     Three Months Ended
                                                           March 31,
                                                         1996     1995
                                                      _______   ______

               Net Sales                              $19,846  $17,177
               Cost of Goods Sold                      15,303   13,399
                                                       ______   ______
               Gross Profit Before Depreciation         4,543    3,778
                                                       ______  _______
               Depreciation                               773      762
               Selling, general & administrative
                expenses                                1,397    1,234
               Research and development                     -       18
                                                        _____    _____

                                                        2,170    2,014
                                                        _____    _____
                    Operating Income                    2,373    1,764
               Other Expenses (Income):
                    Equity in (Earnings) before
                    income taxes of Norwegian
                    Jt. Venture                         (158)    (230)

                    Interest expense                      368      330
                    Miscellaneous (income)
                     expense                            (267)      144
                                                        _____    _____
                                                         (57)      244
                                                        _____    _____
               Earnings before income taxes
                  and cumulative effect of
                  accounting change                     2,430    1,520
               Income tax expense                       1,020      582
                                                        _____    _____

               Earnings before cumulative
                 effect of accounting change            1,410      938
               Cumulative effect of accounting change
                 (net of income tax benefit)                -    (762)
                                                        _____   ______
                   Net Earnings                        $1,410     $176
                                                        =====    =====
               PER COMMON SHARE:

                   Earnings before cumulative
                    effect of accounting change         $1.45    $0.96
                   Cumulative effect of
                    accounting change                       -   (0.79)
                                                        _____    _____
                   Net Earnings                         $1.45    $0.17
               PER CLASS A COMMON SHARE:

                   Earnings before cumulative
                    effect of accounting change         $1.36    $0.90
                   Cumulative effect of
                    accounting change                       -     0.74
                                                        _____    _____
                   Net Earnings                         $1.36    $0.16
                                                        =====    =====

                 The accompanying notes are an integral part of these
                                     statements.



                                  Exolon-ESK Company
                   Condensed Statements of Consolidated Cash Flows
                                      Unaudited
                                    (in thousands)
                                                     Three Months Ended
                                                         March 31,
                                                       1996      1995
                                                     _______   _______

              Cash Flow from Operating Activities:
                Net earnings                            $1,410     $176
                  Adjustments to reconcile net
                  income to net cash provided by
                 operating activities:
                    Depreciation                           773      762

                   Cumulative effect of change in
                     accounting for post-retirement
                     benefits                                -      762
                   Equity in (earnings) of
                   Norwegian joint venture               (158)    (230)
                   (Gain) on fixed asset disposals       (150)        -
                   Deferred income taxes                     -    (413)
                   Change in Assets and Liabilities:

                    (Increase) decrease in:
                        Accounts receivable            (1,467)  (1,832)
                        Inventories                      1,206      192
                        Prepaid expenses                 (372)      (6)
                        Other assets                      (43)     (43)

                     (Decrease) Increase in:
                        Accounts payable               (1,652)    (478)
                        Accrued expenses                    96      138
                        Income taxes payable               694      579

                        Other long-term liabilities       (46)      333
                                                        ______   ______
              Net Cash Provided (Used) by Operating
              Activities                                   291     (60)

              Cash Flow from Investing Activities:
                  Additions to property, plant and       (743)    (676)
                  equipment

                  Proceeds from fixed asset                216        -
                  disposals                             ______   ______
              Net Cash (Used) for Investing
              Activities                                 (527)    (676)
              Cash Flow from Financing Activities:
                  Borrowings (repayments) on
                  long-term construction financing
                  loans and revolving credit
                  agreement                              (200)      295

                  Dividends paid                             -     (22)
                                                        ______   ______
              Net Cash Provided (Used) by Financing
              Activities                                 (200)      273
              Net (decrease) in cash                     (436)    (463)
              Cash at beginning of period                  440      467
                                                        ______   ______

              Cash at end of period                         $4       $4
                                                        ======   ======

                 The accompanying notes are an integral part of these
                                     statements.


                                  EXOLON-ESK COMPANY
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1995 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period ended March 31, 1996.

          NOTE 2 Through a wholly-owned non-operating subsidiary, the Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:

                                                 Three Months Ended
                                                      March 31

                     Joint Venture:                1996     1995
                                                  _____    _____
                          Net Sales              $1,911   $1,848

                          Income before
                            income taxes            158      230
                          Net Income                114      166


          NOTE 3 The following are the major classes of inventories (in thousands) as of March 31, 1996 and December 31, 1995:

                                                March 31,
                                                  1996      December 31,
                                               (Unaudited)       1995
                                                __________    ________

                     Raw Materials                 $2,797       $2,119

                     Semi-Finished and
                     Finished Goods                16,531       18,640
                     Supplies and Other             1,236        1,011
                                                  _______      _______

                                                   20,564       21,770

                     Less:  LIFO Reserve          (2,070)      (2,070)
                                                  _______      _______

                                                  $18,494      $19,700
                                                  =======      =======

          NOTE 4 The Company entered into a Credit Agreement on December 22, 1992 with a U.S. bank, providing for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000, 5 year term loan and for borrowing up to $2,000,000 under a demand line of credit.

                    At March 31, 1996 borrowings of $5,300,000 were outstanding under the revolving portion, borrowings of $2,000,000 were outstanding under the term loan portion and borrowings of $2,000,000 were outstanding under the demand line of credit portion of the U.S. Credit Agreement.

                    The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. Borrowings outstanding at March 31, 1996 were $25,000 (Canadian funds).

                    The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company upon refinancing of the bonds on January 22, 1993. The bonds mature on January 1, 2018.




                                                     March 31,
                    Long Term Debt (in thousands)      1996       December
                    Consists of:                    (Unaudited)   31, 1995
                                                     _________    ________

                    Revolving Credit Agreement
                    with a U.S. bank.  Interest
                    at prime rate plus  % or
                    LIBOR plus 2 % (8.5% at March
                    31, 1996).                           $5,300     $ 7,100

                    Term Loan Agreement with a
                    U.S. Bank.  Interest at prime
                    rate plus  % or LIBOR plus
                    2 %  (8.75% at March 31,
                    1996)                                 1,400       1,800

                    Industrial Revenue Bond held
                    by an insurance company.
                    Interest at a fixed rate of
                    8 %.  Bond maturity is
                    January 15, 2018.                     8,000       8,000
                                                       ________     _______
                                                       $ 14,700    $ 16,900

                    Less Current maturities               1,550       1,550
                                                        _______     _______
                                                        $13,150     $15,350



          NOTE 5 The Company provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company reserves the right to amend, change, or terminate the benefits at ant time.

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

                    The Company's Canadian subsidiary also provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. The Company adopted SFAS No. 106 effective January 1, 1995 for its Canadian subsidiary and recognized the initial obligation as a one-time, after-tax charge to earnings of $502,000 in the year ended December 31, 1995. The Company's current policy is to fund these benefits on a pay-as-you-go basis.

          NOTE 6    Commitments

                    Royalty Agreements

                    The Company has a royalty agreement covering production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a furnace plant. A separate royalty agreement covers the production of certain specialty products for the refractory markets. The agreements are for a period of 10 years each and expire July 31, 1996 and April 30, 2001 respectively. The royalty expense in U.S. dollars amounted to $205,000 in the first quarter of 1996 and $180,000 in the first quarter of 1995.

          NOTE 7    Contingencies

               a.   Environmental Issues

                    (i) Hennepin, Illinois Plant

                    On October 6, 1994, the Company entered into a Consent Order (the Consent Order ) with the Illinois Attorney General and the Illinois Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System
                    ( CEMS ) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit. The Company anticipates obtaining final approval for a construction permit to implement the BACT on June 8, 1996.

                    Under the terms of the Consent Order the Company has also agreed to pay a civil penalty of $1,300,000, payable in installments of $260,000 each on November 1, 1994, April 1, 1995, February 1, 1996, January 1, 1997
                    and November 1, 1997. The Company recorded an expense of $1,300,000 in the year ended December 31, 1994, which represents the civil penalty.

                    In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $12,000,000 to $14,000,000 over the next two years. As of March 31, 1996, the Company has incurred approximately $1,400,000 of capital costs related to the facility improvements. The Company is seeking to finance the costs of the required capital improvements through an underwritten credit enhanced bond offering possibly on a tax-exempt basis through the State of Illinois. Alternatively, straight financing is also being pursued. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order.

                    (ii) Norwegian Joint Venture

                    The Government of Norway held discussions with certain Norwegian industries including the abrasive industry concerning the implementation of reduced gaseous emission standards. The Company's joint venture is participating in these discussions to help achieve the Norwegian Government's objectives as well as assuring long term economic viability for the joint venture.

                    The Company's joint venture appointed a project group to complete a study and define a project to minimize sulfur and dust emissions which was presented to the Norwegian State Pollution Control Authority on March 1, 1995. The Authority has prepared an internal study of the report and the Authority s draft for new concessions was presented to the joint venture in February 1996. Based on a consensus for the metallurgical industry, the joint venture has initiated discussions with the Authority to obtain acceptable emissions levels. The costs associated with the implementation of environmental expenditures are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture.


               b.   Legal Matters

                    (i) Federal Proceedings and Related Matters

                    In February 1994, the Company, its former President, its former Executive Vice President and certain other parties were the subject of an indictment under federal antitrust laws (the "Antitrust Proceedings") which alleged, among other things, that: (a)prior to the mid-1980's and from the mid 1980's continuing into 1992, the defendants and unnamed co-conspirators entered into and engaged in a combination and conspiracy to fix the prices of artificial abrasive grain in restraint of interstate trade; (b) during the same period, the Company and its former President willfully violated the terms of a permanent injunction dated November 16, 1948 on the Company and its officers against entering into conspiracies or combinations to fix prices of artificial abrasive grain; and that (c) the Company's former Executive Vice President destroyed documents and made false declarations in response to a grand jury subpoena issued in an investigation of price fixing for artificial abrasive grain.

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

                    At this time, the Company is not able to predict the amount and nature of criminal penalties or fines that might be imposed against the Company or its former President or former Executive Vice President, if any of them were convicted of any of the charges alleged in the Antitrust Proceedings. However, if the Antitrust Proceedings were resolved in a manner adverse to the Company, such penalties or fines could be substantial and could materially adversely affect the Company. The Company believes there are meritorious defenses to the alleged violations. Accordingly, the Company believes that the DLA Suspension against it will be lifted at the conclusion of the Antitrust Proceedings. The Company intends to vigorously defend against the Antitrust Proceedings and to seek to have the DLA Suspension against it lifted as soon as possible.

                    The DLA Suspension, for so long as it remains in force, will prevent the Company from purchasing crude abrasive grains from U.S. Government stockpiles, unless the head of the contracting agency states in writing that there is a compelling reason to permit such purchase. Nonetheless, it is not otherwise expected to impact the Company's operations as the Company does not deal with the U.S. Government as a contractor or subcontractor. As long as there is an adequate supply of crude abrasive grains and the U.S. Government does not sell this grain from its stockpiles at below market prices, the DLA Suspension is not expected to have a material adverse effect on the Company's operations. Presently, and for at least the next one year period, the Company expects crude abrasive grains to be in adequate supply. However, the Company is unable to predict under what circumstances the U.S. Government might choose to sell from its stockpiles, and if it were to undertake an aggressive program of selling abrasive grains at below market prices the Company could be placed at a disadvantage in relation to its competitors.

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

                    (ii)  Exolon-ESK Company of Canada, LTD.

                    In June 1993, the Company commenced a legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, LTD. (Exolon-Canada) on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Canadian Case ). The Company is seeking $2,000,000 in damages together with such other damages that may be determined. A reasonable estimation of the Company's potential recovery, if any, cannot be made at this time.

                    On February 29, 1996, the Company and Exolon-Canada entered into a Final Release (the Release ) with their insurance carriers whereby they agreed to release the carriers from all claims based on the activities of the defendants in the Canadian Case in consideration of a payment of $535,000 Canadian (approximately $390,000 U.S.). Under the terms of the Release, the insurance carriers denied any liability, and the payment may not be indicative of the amount of any recovery that may be obtained from the defendants. The insurance carriers have subrogated all of their third party rights and claims to Exolon-ESK Company of Canada, Ltd.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Three Months Ended March 31, 1996 with the Three Months Ended March 31, 1995

               Net Sales. Total net sales increased by 16% to $19,846,000 during the three months ended March 31, 1996 from $17,177,000 in the first three months of 1995. The $2,669,000 increase is principally a result of a 14% increase in shipment volume of the Company s primary manufactured and purchased products in the first three months of 1996 when compared to the first three months of 1995 as a result of the continuation of a strong abrasives, steel and automotive market within the U.S.

               Gross Profit. Gross profit prior to depreciation expense was $4,543,000 in the first three months of 1996 when compared to $3,778,000 in the first three months of 1995. As a percent of net sales, gross margins were 23% in the first three months of 1996 compared to 22% in the same period of 1995.

               Operating Expenses. Total operating expenses increased to $2,170,000 in the three months ended March 31, 1996 from $2,014,000 in the same period of 1995. Operating expenses as a percent of sales declined to 11% in the first three months of 1996 compared to 12% in the first three months of 1995. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $1,397,000 in the first three months of 1996 when compared to $1,234,000 during the first three months of 1995. As a percent of net sales, selling and general and administrative expense decreased to 7% in the first three months of 1996 from 7.2% in the same period of 1995.

               Operating Income. Operating income increased by 35% to $2,373,000 in the three months ended March 31, 1996 from $1,764,000 in the three months ended March 31, 1995, principally a result of the increase in net sales and improved gross margins.

               Norwegian Joint Venture. The Company's Norwegian joint venture, Orkla Exolon A/S, reported the Company's 50% share in the pre-tax earnings of the venture was $158,000 for the three months ended March 31, 1996 versus $230,000 in the three months ended March 31, 1995. The Company's share in the venture's net sales was $1,911,000 in the three months ended March 31, 1996 when compared to $1,848,000 in the three months ended March 31, 1995. The joint venture's gross margins, prior to depreciation, decreased to 22% for the three months ended March 31, 1996 versus 27% for the three months ended March 31, 1995 primarily due to higher raw material and power costs incurred in the first quarter of 1996 when compared to the 1995 first quarter.

               Interest and Miscellaneous Expense. Interest expense increased marginally in the first three months of 1996. Average borrowing levels of the Company s bank debt were reduced by approximately $600,000 in the first three months of 1996 when compared to the first three months of 1995.

               Miscellaneous income of $267,000 was reported in the first three months of 1996 compared to miscellaneous expense of $144,000 in the quarter ended March 31, 1995. The Company recorded $320,000 in miscellaneous income during the first quarter of 1996 due to a payment for the settlement with its insurance carrier of a claim related to a legal action in Ontario, Canada Court. For further information, reference is made to Note 7(b)(ii) beginning on page 9 of this Form 10-Q report.

               Income Tax. The Company's effective tax rate was 42% for the three months ended March 31, 1996 when compared to 38% for the three months ended March 31, 1995.

          Liquidity and Capital Resources

               As of March 31, 1996, working capital (current assets less current liabilities) has decreased to $20,473,000, when compared to $21,414,000 as of December 31, 1995. Accounts receivable increased by $1,467,000 as of March 31, 1996 versus 1995 year end primarily as a result of the increase in sales levels during the first three months of 1996 versus the 1995 year. Inventory decreased by $1,206,000 at March 31, 1996 when compared to December 31, 1995. Income taxes payable increased by $694,000 as of March 31,1996 versus December 31, 1995. The adverse effect of the income tax payable increase was offset by the $1,652,000 decrease in accounts payable recorded in the first three months of 1996, when compared to December 31, 1995. In addition, the Company borrowed $2,000,000 on a short term note with a low interest rate during the first quarter of 1996 increasing current liabilities as of March 31, 1996.

               For the three months ended March 31, 1996, net cash provided by operating activities was $291,000. Cash reserves decreased by $436,000 at March 31, 1996 compared to December 31, 1995. Net cash provided by operating activities in addition to the reduction in cash reserves was used to fund $743,000 of capital expenditures in the three months ended March 31, 1996.

               The Company's current ratio decreased to 3.3 to 1.0 at March 31, 1996 from 3.7 to 1.0 as of December 31, 1995. The ratio of total liabilities to shareholder's equity improved to 1.1 to 1.0 as of March 31, 1996 from 1.3 to 1.0 as of December 31, 1995. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

               The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its
          Hennepin, Illinois silicon carbide furnace plant.   For further
          information see Note 7(a)(i) to the Notes to Consolidated Financial Statements on page 7, which is incorporated herein by reference.

               Reference is made to the descriptions of the following legal matters, within Note 7(b) to the Notes to Consolidated Financial Statements under the caption Legal Matters beginning on page 8 of this Form 10-Q Report, which descriptions are incorporated herein by reference: (1) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking $2,000,000 in damages against certain former officers and employees; (2) antitrust proceedings commenced in February 1994 against the Company and others; (3) a temporary suspension imposed upon the Company and others in December 1994 by the U.S. Defense Logistics Agency; and
          (4) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. in July 1995.


                             PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

               a.   Environmental Proceedings - Hennepin, Illinois Plant

                    Reference is made to the information presented under the heading "Environmental Issues - Hennepin, Illinois Plant" appearing under Note 7(a)(i) to the Notes to Consolidated Financial Statements on page 7 of this Form 10-Q Report, which is incorporated herein by reference.

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

                    On February 29, 1996, the Company and Exolon-Canada entered into a Final Release (the Release ) with their insurance carriers whereby they agreed to release the carriers from all claims based on the activities of the defendants in the Perrotto Case, in consideration of a payment of $535,000 Canadian (approximately $390,000 U.S.). Under the terms of the Release, the insurance carriers denied any liability, and the payment may not be indicative of the amount of any recovery that may be obtained from the defendants. The insurance carriers have subrogated all of their third party rights and claims to Exolon-Canada.

               c.   Federal Proceedings

                    Reference is made to the information contained in Part I, Item 3. Legal Proceedings under the heading "Federal Indictments" contained in the Company's 1993 Form 10-K Report, which is hereby incorporated herein by reference. The proceedings described thereunder are hereinafter referred to as the Antitrust Proceedings.

                    Reference is made to the information concerning the DLA Suspension contained in Note 7(b)(i) of the Notes to Consolidated Financial Statements beginning on page 8 of this Form 10-Q, which is incorporated herein by reference.

               d. General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company

                    The description of a class action lawsuit relating to claims under the Sherman Act brought by General Refractories Company against Washington Mills Electro Mineral Corporation and the Company, appearing under the heading Legal Matters under Note 7(b) to the Notes to Consolidated Financial Statements on Page 10 of the Company s Form 10-Q reported for the period ended March 31, 1995, is incorporated herein by reference. On or about July 17, 1995, a law suit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint.

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









          EXOLON-ESK COMPANY




          /S/J. Fred Silver
          ___________________________
          J. Fred Silver
          President and
          Chief Executive Officer


          /S/James A. Bernardoni
          ___________________________
          James A. Bernardoni
          Vice President Finance and
          Principal Accounting Officer




          Date:     May 10, 1996





                                   EXHIBIT INDEX
          Exhibit
            No.            Description                   Reference
          ______     _______________________       _____________________


         3A        Restated Certificate of      Exhibit 3A to the report
                   Incorporation                on Form 10-K for the year
                                                ended December 31, 1995*

         3A(1)     Certificate of Merger        Exhibit 3A(1) to the
                                                report on Form 10-K for
                                                the year ended December
                                                31, 1995*
         3E        Amendment to By-Laws dated   Exhibit 3E to the report
                   March 23, 1991               on Form 10-Q for the
                                                quarter ended March 23,
                                                1991*

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

         10D(23)   Revolving Credit Agreement   Exhibit 10D(23) to the
                   dated December 22, 1992      Report on Form 10-K for
                                                the year ended December
                                                31, 1992*

         10D(24) Industrial Revenue Bond Exhibit 10D(24) to the Agreement dated January 1, Report on Form 10-K for
                   1993.                        the year ended December
                                                31, 1992*

         10F       Stockholder's Agreement      Exhibit 10F to the report
                   dated as of April 26, 1984   on Form 10-K for the year
                   between the Registrant and   ended December 31, 1995*
                   Wacker Chemical Corporation

         10G       Restated License Agreement   Exhibit 10G to the report
                   dated as of April 26, 1984   on Form 10-K for the year
                   among Elektroschmelzwerk     ended December 31, 1995*
                   Kempten GmbH, ESK
                   Corporation and the
                   Registrant

         10H       Distributorship Agreement    Exhibit 10H to the report
                   dated April 27, 1984         on Form 10-K for the year
                   between Elektroschmelzwerk   ended December 31, 1995*
                   Kempten GmbH and the
                   Registrant

         10I       Indemnification Agreement    Exhibit 10I to the report
                   dated as of December 15,     on Form 10-K for the year
                   1984 between Wacker          ended December 31, 1995*
                   Chemical Corporation and
                   the Registrant

         *Incorporated herein by reference

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

         99        Conditional Exhibits         None

         * Incorporated herein by reference



                                                                 Exhibit 11

                 Exolon-ESK Company and Subsidiaries
                  Computation of Earnings Per Share
                (In Thousands, Except Per Share Data)

                                           Three Months
                                          Ended March 31,
                                           ____________

                                           1996     1995
                                          _______  ______

           Net earnings                    $1,410    $176
           Less Preferred Stock
           Dividends:

                Series A                      (5)     (5)

                Series B                      (5)     (5)
                                            _____   _____
           Undistributed earnings          $1,400    $166

           Net earnings attributable
           to:
                Common Stock (50.0%)          700      83

                Class A Common Stock          700      83
                (50.0%)                     _____   _____

                                           $1,400    $166
                                           ======   =====
           Net earnings per share of
           Common Stock:                    $1.45   $0.17
                Primary

                Fully Diluted               $1.40   $0.17

           Net earnings per share of
           Class A Common Stock:
                Primary                     $1.36   $0.16

                Fully Diluted               $1.32   $0.16

           Weighted Average Shares
           Outstanding:
                Primary:
                                          482,000 482,000
                Common Stock
                Class A Common Stock      513,000 513,000

                Fully Diluted:

                Common Stock              504,000 504,000
                Class A Common Stock      535,000 535,000