Form 10-Q
period 1996-06-30
EXOLON ESK CO
filed 1996-08-13
CIK 34046

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

            (Mark    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]

             For the quarterly period ended:         June 30,  1996

                                          OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                  Commission file                  1-7276
                           number     ________________________________

                                  EXOLON-ESK COMPANY
                           ________________________________

                (Exact name of registrant as specified in its charter)

                  Delaware                             16-0427000
                 _________                            ____________

              (State or other                       (I.R.S. Employer
              jurisdiction of                     Identification No.)
              incorporation or
               organization)


                             1000 East Niagara Street,
                             Tonawanda, New York 14150
                           _____________________________
                      (Address of Principal Executive Offices)
                                     (Zip Code)


                                   (716) 693-4550
                                 __________________
                     (Registrant's telephone number, including
                                     area code)


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

           As of August 9, 1996, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                           PART I - FINANCIAL INFORMATION
                           Item 1.  Financial Statements
                                 Exolon-ESK Company
                        Condensed Consolidated Balance Sheet
                        (in thousands except share amounts)

                                                    (Unaudited)
        ASSETS                                         June 30, December 31,
                                                           1996         1995
        Current assets:
        Cash                                                $20         $440
             Accounts receivable (less allowance
               for doubtful accounts of
               $490 in 1996 and $419 in 1995)             9,075        8,896
             Inventories                                 19,611       19,700
             Prepaid expenses                               697          359
                                                        _______      _______
             Total Current Assets                        29,403       29,395
        Investment in Norwegian joint venture             5,612        5,230
        Property, plant and equipment, at cost           56,836       55,903
        Accumulated depreciation                       (41,516)     (40,710)
                                                        _______      _______
             Net property, plant and equipment           15,320       15,193
        Other assets                                        440          397
                                                        _______      _______
        Total Assets                                    $50,774      $50,215
                                                        =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
             Notes payable                               $2,000            -
             Current maturities of long-term debt         1,550        1,550
             Accounts payable                             3,829        3,229
             Accrued expenses                             1,568        1,713
             Income taxes payable                         1,530        1,329
             Deferred income taxes                            -          160
                                                        _______      _______
                  Total Current Liabilities              10,477        7,981
        Deferred income taxes                             1,300        1,300
        Long-term debt excluding current
        installments                                     10,500       15,350
        Other long-term liabilities                       3,197        3,286
        Stockholder' equity:
             Preferred stock
                  Series A - 19,364 shares issued           276          276
                  Series B - 19,364 shares issued           166          166
             Common stock of $1 par value
                  Authorized 600,000 shares,
                  512,897 issued                            513          513
             Class A common stock of $1 par value -
                  Authorized 600,000
                  shares, 512,897 issued                    513          513
             Additional paid-in capital                   4,345        4,345
             Retained earnings                           19,954       16,952
             Cumulative translation adjustment             (99)         (99)
             Treasury stock, at cost                      (368)        (368)
                                                        _______      _______
                  Total Stockholders' Equity             25,300       22,298
                                                        _______      _______
        Total Liabilities and Stockholders' Equity      $50,774      $50,215
                                                        =======      =======

          The accompanying notes are an integral part of these statements.



                                Exolon-ESK Company
                    Condensed Statements of Consolidated Income
                                     Unaudited
                      (in thousands except per share amounts)

                                               Three Months    Six Months
                                                  Ended          Ended
                                                 June 30,       June 30,
                                               1996   1995    1996   1995
                                              ______ ______  ______ ______

        Net sales                            $19,739 $17,131$39,585 $34,308
        Cost of goods sold                    15,044  13,209 30,346  26,608
                                              ______  ______ ______  ______
             Gross Profit Before
              Depreciation                     4,695   3,922  9,239   7,700
                                              ______  ______ ______  ______
        Depreciation                             773     762  1,545   1,524
        Selling, general & administrative
        expenses                               1,347   1,329  2,745   2,563
        Research and development                   5       4      5      22
                                              ______  ______ ______  ______
                                               2,125   2,095  4,295   4,109
                                              ______  ______ ______  ______
             Operating Income                  2,570   1,827  4,944   3,591

        Other Expenses (Income):
             Equity in (Earnings) before
              income taxes of Norwegian
               Jt. venture                     (224)   (281)  (382)   (511)
             Interest expense                    337     379    705     709
             Miscellaneous expense (income)    (166)      47  (433)     191
                                              ______  ______ ______  ______
                                                (53)     145  (110)     389
                                              ______  ______ ______  ______
             Earnings before income taxes
             and cumulative effect of
             accounting change                 2,624   1,682  5,053   3,202
        Income tax expense                     1,020     668  2,040   1,250
                                              ______  ______ ______  ______
             Earnings before cumulative
             effect of accounting change       1,604   1,014  3,013   1,952

        Cumulative effect of accounting change
          (net of income tax benefit)              -       -      -   (762)
                                              ______  ______ ______  ______
              Net Earnings                    $1,604  $1,014 $3,013  $1,190
                                              ======  ====== ======  ======
        PER COMMON SHARE:
              Earnings before cumulative
                effect of accounting change    $1.65   $1.04  $3.10   $2.00
              Cumulative effect of
                accounting change                  -       -      -  (0.79)
                                              ______  ______ ______  ______
              Net Earnings                     $1.65   $1.04  $3.10   $1.21
                                              ======  ====== ======  ======
        PER CLASS A COMMON SHARE:
              Earnings before cumulative
                effect of accounting change    $1.55   $0.98  $2.92   $1.88
              Cumulative effect of
                accounting change                  -       -      -  (0.74)
                                              ______  ______ ______  ______
              Net Earnings                     $1.55   $0.98  $2.92   $1.14
                                              ======  ====== ======  ======


         The accompanying notes are an integral part of these statements.



                                  Exolon-ESK Company
                   Condensed Statements of Consolidated Cash Flows
                                      Unaudited
                                    (in thousands)
                                                          Six Months
                                                             Ended
                                                           June 30,
                                                           1996    1995
                                                         ______  ______
              Cash Flow from Operating Activities:

                Net earnings                             $3,013  $1,190
                  Adjustments to reconcile net income
                     to net cash provided by operating
                     activities:
                    Depreciation                          1,546   1,524
                    Cumulative effect of change in
                       accounting for post-retirement         -     762
                       benefits
                    Equity in (earnings) of Norwegian
                       joint venture                      (382)   (511)
                    (Gain) on fixed asset disposals         184       -
                    Deferred income taxes                 (160)   (415)
                    Change in Assets and Liabilities:
                    (Increase) decrease in:
                        Accounts receivable               (179) (1,918)
                        Inventories                          90   (323)
                        Prepaid expenses                  (338)      97
                        Other assets                       (43)    (43)
                     (Decrease) Increase in:
                        Accounts payable                    600   1,829
                        Accrued expenses                  (146)    (84)
                        Income taxes payable                202     821
                        Other long-term liabilities        (90)     376
                                                         ______  ______
              Net Cash Provided (Used) by Operating
              Activities                                  4,298   3,311
              Cash Flow from Investing Activities:
                  Additions to property, plant and
                  equipment                             (1,857) (1,630)
                  Proceeds from fixed asset disposals         -       -
                                                         ______  ______
              Net Cash (Used) for Investing Activities  (1,857) (1,630)

              Cash Flow from Financing Activities:
                  Borrowings (repayments) on long-term
                     construction financing loans and
                     revolving credit agreement         (2,850) (2,106)
                  Dividends paid                           (11)    (22)
                                                         ______  ______
              Net Cash Provided (Used) by Financing
              Activities                                (2,861) (2,128)
              Net (decrease) in cash                      (420)   (447)
              Cash at beginning of period                   440     467
                                                         ______  ______
              Cash at end of period                       $  20   $  20
                                                         ======  ======

                 The accompanying notes are an integral part of these
                                     statements.


                                  EXOLON-ESK COMPANY
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1995 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim period ended June 30, 1996.

          NOTE 2 Through a wholly-owned non-operating subsidiary, the Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:

                                             Three Months     Six Month
                                                Ended           Ended
                                               June 30         June 30
                                            ______________  ______________
                     Joint Venture:           1996    1995    1996    1995
                                              ____    ____    ____    ____

                          Net Sales         $1,847  $2,022  $3,758  $3,870
                          Income Before
                           Income Taxes        224     230     382     511
                          Net Income           161     166     275     368

          NOTE 3 The following are the major classes of inventories (in thousands) as of June 30, 1996 and December 31, 1995:

                                              June 30, 1996    December 31,
                                                (Unaudited)       1995
                                              _____________    ____________
                     Raw Materials                   $3,133          $2,119

                     Semi-Finished and
                      Finished Goods                 17,595          18,640

                     Supplies and Other               1,215           1,011
                                                    _______         _______
                                                     21,943          21,770
                     Less:  LIFO Reserve            (2,332)         (2,070)
                                                    _______         _______
                                                    $19,611         $19,700
                                                    =======         =======

          NOTE 4 The Company entered into a Credit Agreement on December 22, 1992 with a U.S. bank, providing for borrowings up to $10,000,000 under the revolving portion of the Agreement, a $4,000,000, 5 year term loan and for borrowing up to $2,000,000 under a demand line of credit.

                    At June 30, 1996 borrowings of $2,850,000 were outstanding under the revolving portion, borrowings of $1,200,000 were outstanding under the term loan portion and borrowings of $2,000,000 were outstanding under the demand line of credit portion of the U.S. Credit Agreement.

                    The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. Borrowings outstanding at June 30, 1996 were $0 (Canadian funds).

                    The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company upon refinancing of the bonds on January 22, 1993. The bonds mature on January 1, 2018.


                                                     June 30,
                    Long Term Debt (in                 1996     December
                    thousands) Consists of:        (Unaudited)  31, 1995
                                                   ___________  ________

                    Revolving Credit Agreement
                    with a U.S. bank.  Interest
                    at prime rate plus 1/4% or          $4,850    $ 7,100
                    LIBOR plus 2-1/2% (8.5% at
                    June 30, 1996).

                    Term Loan Agreement with a
                    U.S. Bank.  Interest at
                    prime rate plus 1/2% or              1,200      1,800
                    LIBOR plus 2-3/4%  (8.75% at
                    June 30, 1996)

                    Industrial Revenue Bond held
                    by an insurance company.
                    Interest at a fixed rate of          8,000      8,000
                    8-7/8%.  Bond maturity is          _______    _______
                    January 15, 2018.

                                                      $ 14,050   $ 16,900
                    Less Current Maturities              3,550      1,550
                                                       _______    _______
                                                       $10,500    $15,350
                                                       =======    =======

          NOTE 5 The Company provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company reserves the right to amend, change, or terminate the benefits at any time.

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

          NOTE 6    Commitments

                    Royalty Agreements

                    The Company has a royalty agreement covering production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a furnace plant. A separate royalty agreement covers the production of certain specialty products for the refractory markets. The agreements are for a period of 10 years each and expire July 31, 1996 and April 30, 2001 respectively. The royalty expense in U.S. dollars amounted to $396,000 in the first six months of 1996 and $311,000 in the same period of 1995.

          NOTE 7    Contingencies

               a.   Environmental Issues

                    (i) Hennepin, Illinois Plant

                    On October 6, 1994, the Company entered into a Consent Order (the Consent Order ) with the Illinois Attorney General and the Illinois Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System
                    ( CEMS ) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit. The Company obtained final approval for a construction permit to implement the BACT on June 11, 1996.

                    Under the terms of the Consent Order the Company has also agreed to pay a civil penalty of $1,300,000, payable in installments of $260,000 each on November 1, 1994, April 1, 1995, February 1, 1996, January 1, 1997
                    and November 1, 1997. The Company recorded an expense of $1,300,000 in the year ended December 31, 1994, which represents the civil penalty.

                    In order to comply with the June 30, 1996 Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $13,100,000 to $14,000,000 over the next two years.
                    As of June 30, 1996, the Company has incurred approximately $1,465,000 of capital costs related to the facility improvements. The Company is seeking to finance the costs of the required capital improvements through an underwritten credit enhanced bond offering on a tax-exempt basis through the State of Illinois to the extent permitted by law and a taxable basis for the remaining portion. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order.

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


               b.   Legal Matters

                    (i) Federal Proceedings and Related Matters
                    In February 1994, the Company, its former President, its former Executive Vice President and certain other parties were the subject of an indictment under federal antitrust laws (the "Antitrust Proceedings") which alleged, among other things, that: (a) prior to the mid-1980's and from the mid 1980's continuing into 1992, the defendants and unnamed co-conspirators entered into and engaged in a combination and conspiracy to fix the prices of artificial abrasive grain in restraint of interstate trade; (b) during the same period, the Company and its former President willfully violated the terms of a Consent Decree dated November 16, 1948 against the Company and its officers, which permanently enjoined them from entering into conspiracies or combinations to fix prices of artificial abrasive grain; and that (c) the Company's former Executive Vice President destroyed documents and made false declarations in response to a grand jury subpoena issued in an investigation of price fixing for artificial abrasive grain. On July 12, 1996 a Plea Agreement was executed by the United States Department of Justice and the Company in full settlement of the Criminal Antitrust Proceedings pending against the Company. The Plea Agreement provides that the Company will plead guilty to contempt of court in violation of the 1948 Consent Decree described in (b) above. All other charges against the Company will be dismissed. The Company has agreed to pay a fine totaling $100,000. There are no conditions of probation or any further penalties provided. In addition, all antitrust and consent decree violation charges against individual former officers of the Company will be dismissed. This Agreement must be approved by the Federal District Court for the Western District of New York, which has the authority to accept the Plea Agreement or to reject it in its entirety. The Court is presently reviewing the Plea Agreement.

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

                    The DLA Suspension, for so long as it remains in force, will prevent the Company from purchasing crude abrasive grains from U.S. Government stockpiles, unless the head of the contracting agency states in writing that there is a compelling reason to permit such purchase. Nonetheless, it is not otherwise expected to impact the Company's operations as the Company does not deal with the U.S. Government as a contractor or subcontractor. As long as there is an adequate supply of crude abrasive grains and the U.S. Government does not sell this grain from its stockpiles at below market prices, the DLA Suspension is not expected to have a material adverse effect on the Company's operations. Presently, and for at least the next 9 month period, the Company expects crude abrasive grains to be in adequate supply. However, the Company is unable to predict under what circumstances the U.S. Government might choose to sell from its stockpiles. If it were to undertake an aggressive program of selling abrasive grains at below market prices, the Company could be placed at a disadvantage in relation to its competitors.

                    On October 18, 1994, a lawsuit was commenced in the U.S. District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains, in violation of Section 1 of the Sherman Act, 15 U.S.C. Section 1. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

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

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Six Months Ended June 30, 1996 with the Six Months Ended June 30, 1995

               Net Sales. Total net sales increased by 15% to $39,585,000 during the six months ended June 30, 1996 from $34,308,000 in the first six months of 1995. The $5,277,000 increase is principally a result of an increase in shipment volume of the Company s primary manufactured and purchased products in the first six months of 1996 when compared to the first six months of 1995 as a result of the continuation of a strong abrasives, steel and automotive market within the U.S.

               Gross Profit. Gross profit prior to depreciation expense was $9,239,000 in the first six months of 1996 when compared to $7,700,000 in the first six months of 1995. As a percent of net sales, gross margins were 23% in the first six months of 1996 compared to 22% in the same period of 1995.

               Operating Expenses. Total operating expenses increased to $4,295,000 in the six months ended June 30, 1996 from $4,109,000 in the same period of 1995. Operating expenses as a percent of sales declined to 11% in the first six months of 1996 compared to 12% in the first six months of 1995. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $2,745,000 in the first six months of 1996 when compared to $2,563,000 during the first six months of 1995. As a percent of net sales, selling and general and administrative expense was 6.9% in the first six months of 1996 compared to 7.5% in the same period of 1995.

               Operating Income. Operating income increased by 38% to $4,943,000 in the six months ended June 30, 1996 from $3,591,000 in the six months ended June 30, 1995, due to the increase in net sales and reduced operating costs.

               Norwegian Joint Venture. The Company's Norwegian joint venture, Orkla Exolon A/S, reported pre-tax earnings in the Company's 50% share of the venture was $381,500 for the six months ended June 30, 1996 versus $511,000 in the six months ended June 30, 1995. The Company's share in the venture's net sales was $3,758,000 in the six months ended June 30, 1996 as compared to $3,870,000 in the six months ended June 30, 1995. The joint venture's gross margins, prior to depreciation, decreased to 22% for the six months ended June 30, 1996 versus 28% for the six months ended June 30, 1995 primarily due to higher raw material and power costs incurred in the first six months of 1996 when compared to the same period in 1995.

               Interest and Miscellaneous Expense. Interest expense decreased marginally in the first six months of 1996. Average borrowing levels of the Company s bank debt were reduced by approximately $700,000 in the first six months of 1996 when compared to the first six months of 1995.

               Miscellaneous income of $434,000 was reported in the first six months of 1996 compared to miscellaneous expense of $191,000 in the quarter ended June 30, 1995. The Company recorded $320,000 in miscellaneous income during the first quarter of 1996 due to a payment for the settlement with its insurance carrier of a claim related to a legal action in Ontario, Canada Court. For further information, reference is made to Note 7(b)(ii) beginning on page 9 of this Form 10-Q report.

               Income Tax. The Company's effective tax rate was 40% for the six months ended June 30, 1996 as compared to 39% for the six months ended June 30, 1995.

          Comparison of the Three Months Ended June 30, 1996 with the Three Months Ended June 30, 1995.

               Net Sales. Total net sales increased by 15% to $19,739,000 in the three months ended June 30, 1996 from $17,131,000 in the three months ended June 30, 1995. Shipment volume of the Company s primary manufactured and purchased products increased by approximately 15% in the second quarter of 1996, when compared to the same period during 1995.

               Gross Profit. Gross profit prior to depreciation expense was $4,695,000 in the three months ended June 30, 1996 when compared to $3,922,000 in the three months ended June 30, 1995. As a percent of net sales, gross margins were 24% in the second quarter of 1996 compared to 23% in the second quarter of 1995. The 1996 increase is primarily a result of the increase in net sales experienced by the Company in the second quarter of 1996.

               Operating Expenses. Total operating expenses increased marginally in the three month period ended June 30, 1996 from the same period of 1995. Selling, general and administrative expense increased $18,000 in the quarter ended June 30, 1996 when compared to the quarter ended June 30, 1995. As a percent of net sales, selling, general and administrative expense decreased to 6% in the second quarter of 1996 from 7% in the same period of 1995.

               Operating Income. Operating income increased by $742,000 or 41% to $2,570,000 in the second quarter of 1996 from $1,827,000 in the second quarter of 1995, primarily as a result of the increase in sales and gross profit.

               Norwegian Joint Venture. The Norwegian joint venture Orkla Exolon-A/S, reported the Company s 50% share in the pre-tax earnings of the venture was $224,000 for the three months ended June 30, 1996 versus a pre-tax profit of $281,000 during the three months ended June 30, 1995. The Company s share in the venture s net sales was $1,847,000 in the three months ended June 30, 1996 when compared to $2,022,000 in the three months ended June 30, 1995. The decrease in net sales resulted primarily from an increase in European competition.

               Interest and Miscellaneous Expense. Interest expense decreased by $41,000 to $337,000 in the second quarter of 1996 from $379,000 during the second quarter of 1995. The 11% decrease resulted primarily from lower debt levels during the second quarter of 1996 when compared to the second quarter of 1995.

          Liquidity and Capital Resources

               As of June 30, 1996, working capital (current assets less current liabilities) has decreased to $18,926,000, when compared to $21,414,000 as of December 31, 1995. Accounts receivable increased by $179,000 as of June 30, 1996 versus 1995 year end primarily as a result of the increase in sales levels during the first six months of 1996 versus the 1995 year. Inventory decreased by $90,000 at June 30, 1996 when compared to December 31, 1995. Accounts payable increased by $675,000 as of June 30,1996 versus December 31, 1995. In addition, the Company borrowed $2,000,000 on a short term note with a low interest rate during the second quarter of 1996 increasing current liabilities as of June 30, 1996.

               For the six months ended June 30, 1996, net cash provided by operating activities was $4,298,000. Cash reserves decreased by $420,000 at June 30, 1996 compared to December 31, 1995. Net cash provided by operating activities in addition to the reduction in cash reserves was used to fund $1,857,000 of capital expenditures in the six months ended June 30, 1996.

               The Company's current ratio decreased to 2.8 to 1.0 at June 30, 1996, from 3.7 to 1.0 as of December 31, 1995. The ratio of total liabilities to shareholder's equity improved to 1.0 to 1.0 as of June 30, 1996, from 1.3 to 1.0 as of December 31, 1995. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

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

               Restated Bylaws, Exhibit 3J


                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          EXOLON-ESK COMPANY



          /S/J. Fred Silver
          ________________________
          J. Fred Silver
          President and Chief Executive Officer



          /S/Michael Bieger
          ________________________
          Michael Bieger
          Vice President Finance and
          Chief Financial Officer




          Date:     August 12, 1996



                                   EXHIBIT INDEX
          Exhibit          Description                   Reference
            No.

         3A        Restated Certificate of      Exhibit 3A to the report
                   Incorporation                on Form 10-K for the year
                                                ended December 31, 1995*

         3A(1)     Certificate of Merger        Exhibit 3A(1) to the
                                                report on Form 10-K for
                                                the year ended December
                                                31, 1995*
         3E        Amendment to Bylaws dated    Exhibit 3E to the report
                   March 23, 1991               on Form 10-Q for the
                                                quarter ended March 23,
                                                1991*

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

         3H Amendment of Certificate of Exhibit 3H to the Report Incorporation dated October on Form 10-Q for the
                   28, 1992                     quarter ended September
                                                30, 1992*

         3I        Bylaws                       Exhibit 3I to the report
                                                on Form 10-K for the year
                                                ended December 31, 1994*

         3J       Restated Bylaws               Exhibit 3J

         4         Instruments Defining Rights  Articles of
                   of Security Holders          Incorporation, Exhibits
                                                3A, 3F and 3G to the
                                                report on Form 10-K for
                                                the year ended December
                                                31, 1994*

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

         *Incorporated herein by reference

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