Form 10-Q
period 1996-09-30
EXOLON ESK CO
filed 1996-11-13
CIK 34046

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                      FORM 10-Q

            (Mark  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
            One)               SECURITIES EXCHANGE ACT OF 1934
             [X]

              For the quarterly period ended       September 30, 1996

                                          OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

               Commission file number                1-7276

                                  EXOLON-ESK COMPANY
                               _______________________

                (Exact name of registrant as specified in its charter)

                    Delaware                           16-0427000
                  ___________                     ___________________

                (State or other                     (I.R.S. Employer
                jurisdiction of                   Identification No.)
                incorporation or
                 organization)


                       1000 East Niagara Street, Tonawanda,
                                   New York 14150
                       ____________________________________
                     (Address of Principal Executive Offices)
                                    (Zip Code)


                                  (716) 693-4550
                             ________________________
                     (Registrant's telephone number, including
                                    area code)




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

           As of November 11, 1996, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.



                          PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements
                                Exolon-ESK Company
                       Condensed Consolidated Balance Sheet
                       (in thousands except share amounts)

                                                 (Unaudited)
        ASSETS                                      September    December
                                                     30, 1996     31, 1995
                                                   __________   __________
        Current assets:

             Cash                                         $93         $440
             Accounts receivable (less allowance for
                doubtful accounts of
                $490 in 1996 and $419 in 1995)          9,921        8,896
             Inventories                               17,636       19,700
             Prepaid expenses                             696          359
                                                      _______       ______
             Total Current Assets                      28,346       29,395
        Investment in Norwegian joint venture           5,637        5,230
        Property, plant and equipment, at cost         58,696       55,903
        Accumulated depreciation                     (42,206)     (40,710)
                                                     ________      _______

             Net property, plant and equipment         16,490       15,193
        Other assets                                      440          397
                                                      _______       ______
        Total Assets                                  $50,913      $50,215
                                                      _______      _______
        LIABILITIES AND STOCKHOLDERS' EQUITY

        Current liabilities:
             Notes payable                             $2,000            -
             Current maturities of long-term debt       1,550        1,550
             Accounts payable                           3,051        3,229
             Accrued expenses                           1,480        1,713
             Income taxes payable                       1,623        1,329
                                                      _______      _______
             Deferred income taxes                          -          160
                  Total Current Liabilities             9,703        7,981

        Deferred income taxes                           1,300        1,300
        Long-term debt excluding current               10,350       15,350
           installments
        Other long-term liabilities                     3,185        3,286
        Stockholder' equity:
        Preferred stock
                  Series A - 19,364 shares                276          276
                   issued
                  Series B - 19,364 shares                166          166
                   issued
             Common stock of $1 par value                 513          513
              Authorized 600,000 shares,
              481,995 issued
             Class A common stock of $1 par               513          513
              value - Authorized 600,000 shares,
              512,897 issued
             Additional paid-in capital                 4,345        4,345
             Retained earnings                         21,028       16,952
             Cumulative translation adjustment           (99)         (99)
             Treasury stock, at cost                    (368)        (368)
                                                      _______      _______
                  Total Stockholders' Equity           26,374       22,298
                                                      _______      _______

        Total Liabilities and Stockholders'
         Equity                                       $50,913      $50,215
                                                      _______      _______

         The accompanying notes are an integral part of these statements.


                              Exolon-ESK Company
                  Condensed Statements of Consolidated Income
                                   Unaudited
                    (in thousands except per share amounts)


                                           Three Months     Nine Months
                                              Ended            Ended
                                          September 30,    September 30,
                                            1996   1995     1996    1995
                                          _______ _______ _______ _______
        Net sales                         $18,903 $17,094 $58,488 $51,402
        Cost of goods sold                 14,629  13,042  44,975  39,650
                                           ______ _______  ______ _______
        Gross Profit Before                 4,274   4,052  13,513  11,752
           Depreciation                    ______ _______  ______ _______
        Depreciation                          690     762   2,236   2,286
        Selling, general & administrative
           expenses                         1,326   1,221   4,071   3,784

        Research and development                8       -      13      22
                                           ______  ______  ______  ______
                                            2,024   1,983   6,319   6,092
                                           ______  ______  ______  ______
             Operating Income               2,250   2,069   7,194   5,660

        Other Expenses (Income):
             Equity in (Earnings) before
               income taxes of Norwegian
               Jt. venture                   (25)   (260)   (407)   (771)
             Interest expense                 284     381     989   1,090
             Miscellaneous expense
              (income)                        186    (32)   (248)     159
                                           ______  ______  ______  ______
                                              445      89     335     478
                                           ______  ______  ______  ______

             Earnings before income taxes
              and cumulative effect of
              accounting change             1,806   1,980   6,859   5,182
        Income tax expense                    732     805   2,772   2,055
                                           ______  ______  ______  ______
             Earnings before cumulative
             effect of accounting change 1,074 1,175 4,087 3,127 Cumulative effect of accounting change
          (net of income tax benefit)           -       -       -   (762)
                                           ______  ______  ______  ______
              Net Earnings                 $1,074  $1,175  $4,087  $2,365
                                           ______  ______  ______  ______
        PER COMMON SHARE:
              Earnings before cumulative
               effect of accounting change  $1.10   $1.21   $4.21   $3.21
              Cumulative effect of
               accounting change                -       -       -  (0.79)
                                           ______  ______  ______  ______
              Net Earnings                  $1.10   $1.21   $4.21   $2.42
                                           ______  ______  ______  ______
        PER CLASS A COMMON SHARE:
              Earnings before cumulative
               effect of accounting change  $1.04   $1.14   $3.95   $3.02
              Cumulative effect of
               accounting change                -       -       -  (0.74)
                                           ______  ______  ______  ______

              Net Earnings                  $1.04   $1.14   $3.95   $2.28
                                           ______  ______  ______  ______

             The accompanying notes are an integral part of these
                                  statements.


                                  Exolon-ESK Company
                   Condensed Statements of Consolidated Cash Flows
                                      Unaudited
                                    (in thousands)
                                                           Nine Months
                                                              Ended
                                                           September 30,
                                                           1996    1995
                                                          _____   _____
              Cash Flow from Operating Activities:

                Net earnings                            $ 4,087 $ 2,365
                 Adjustments to reconcile net income
                 to net cash provided by operating
                 activities:
                    Depreciation                          2,236   2,286
                    Cumulative effect of change in
                     accounting for post-retirement
                     benefits                                 -     762
                    Equity in (earnings) of Norwegian
                     joint venture                        (407)   (771)
                    (Gain) on fixed asset disposals         184      37
                    Deferred income taxes                 (159)   (417)
                    Change in Assets and Liabilities:
                    (Increase) decrease in:
                        Accounts receivable             (1,025) (2,664)
                        Inventories                       2,064 (2,225)
                        Prepaid expenses                  (337)      38
                        Other assets                       (43)    (43)
                     (Decrease) Increase in:
                        Accounts payable                  (178)     886
                        Accrued expenses                  (234)     134
                        Income taxes payable                294   1,439
                        Other long-term liabilities       (101)     404
                                                         ______  ______
              Net Cash Provided (Used) by Operating
                Activities                                6,381   2,232
              Cash Flow from Investing Activities:
                  Additions to property, plant and
                   equipment                            (3,718) (2,148)
                  Proceeds from fixed asset disposals         -       -
                                                         ______  ______

              Net Cash (Used) for Investing Activities (3,718) (2,148) Cash Flow from Financing Activities:
                  Borrowings (repayments) on long-term
                  construction financing loans and
                  revolving credit agreement            (3,000)   (425)
                  Dividends paid                           (11)    (33)
                                                         ______  ______
              Net Cash Provided (Used) by Financing
               Activities                               (3,011)   (458)
              Net (decrease) in cash                      (347)   (374)
              Cash at beginning of period                   440     467
                                                         ______  ______
              Cash at end of period                        $ 93    $ 93
                                                         ______  ______


                 The accompanying notes are an integral part of these
                                     statements.


                                  EXOLON-ESK COMPANY
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1995 Form 10-K filed with the
                    Securities and Exchange Commission. The financial information included herein, has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim period ended September 30, 1996.

          NOTE 2 Through a wholly-owned non-operating subsidiary, the Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:


                                              Three Months    Nine Months
                                                  Ended          Ended
                                              September 30   September 30

                     Joint Venture:             1996   1995    1996    1995
                                              ______  ______  ______  ______

                          Net Sales           $2,336  $1,855  $6,094  $5,725
                          Income Before
                            Income Taxes          25     260     407     771
                          Net Income              15     187     290     555


          NOTE 3 The following are the major classes of inventories (in thousands) as of September 30, 1996 and December 31, 1995 :

                                               September 30,
                                                        1996  December 31,
                                                 (Unaudited)          1995
                                                 ___________  ____________
                     Raw Materials                    $2,324        $2,119

                     Semi-Finished and                16,610        18,640
                     Finished Goods

                     Supplies and Other                1,034         1,011
                                                      ______        ______

                                                      19,968        21,770
                     Less:  LIFO Reserve             (2,332)       (2,070)
                                                      ______        ______

                                                     $17,636       $19,700
                                                      ______        ______


          NOTE 4 On October 1, 1996 the Company extended it s Credit Agreement dated December 22, 1992 with a U.S. bank. This agreement provides for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000 5 year term loan originated in December 1992 remains in effect through January 1998 and the $2,000,000 demand line of credit remains in effect until December 31, 1996. Additionally, this agreement provides for a letter of credit to support bonds totaling $13,000,000 to be issued by the Upper Illinois River Valley Development Authority. These bonds are expected to be issued prior to December 31, 1996.

                    At September 30, 1996 borrowings of $2,700,000 were outstanding under the revolving portion, borrowings of $1,200,000 were outstanding under the term loan portion and borrowings of $2,000,000 were outstanding under the demand line of credit portion of the U.S. Credit Agreement.

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



                                                    September
                    Long Term Debt (in               30, 1996   December
                    thousands) Consists of:        (Unaudited)  31, 1995
                                                    __________  ________

                    Revolving Credit Agreement
                    with a U.S. bank.  Interest
                    at prime rate plus 1/4% or         $4,700    $ 7,100
                    LIBOR plus 2-1/2 % (8.5% at
                    September 30, 1996).

                    Term Loan Agreement with a
                    U.S. Bank.  Interest at
                    prime rate plus 1/2% or LIBOR       1,200      1,800
                    plus 2-3/4% (8.75% at June 30,
                    1996)

                    Industrial Revenue Bond held
                    by an insurance company.
                    Interest at a fixed rate of         8,000      8,000
                    8-7/8%.  Bond maturity is          ______     ______
                    January 15, 2018.
                                                     $ 13,900   $ 16,900

                    Less Current Maturities             3,550      1,550
                                                       ______     ______

                                                      $10,350    $15,350

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

          NOTE 6    Commitments

                    Royalty Agreements

                    The Company has a royalty agreement covering production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a furnace plant. A separate royalty agreement covers the production of certain specialty products for the refractory markets. The agreements are for a period of 10 years each and expire July 31, 1996 (expired) and April 30, 2001 respectively. The royalty expense in U.S. dollars amounted to $463,000 in the first nine months of 1996 and $483,000 in the same period of 1995.

          NOTE 7    Contingencies

               a.   Environmental Issues

                    (i) Hennepin, Illinois Plant

                    On October 6, 1994, the Company entered into a Consent Order (the Consent Order ) with the Illinois Attorney General and the Illinois Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System ( CEMS ) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit. The Company obtained final approval for a construction permit to implement the BACT on June 11, 1996. The Company purchased a 20 acre parcel of land adjacent to its property and construction has commenced.

                    Under the terms of the Consent Order the Company has also agreed to pay a civil penalty of $1,300,000, payable in installments of $260,000 each on November 1, 1994, April 1, 1995, February 1, 1996, January 1, 1997
                    and November 1, 1997. The Company recorded an expense of $1,300,000 in the year ended December 31, 1994, which represents the civil penalty.

                    In order to comply with the June 30, 1996 Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $13,100,000 to $14,000,000 over the next two years.
                    As of September 30, 1996, the Company has incurred approximately $2,302,000 of capital costs related to the facility improvements. The Company is seeking to finance the costs of the required capital improvements through an underwritten credit enhanced bond offering on a tax-exempt basis through the State of Illinois to the extent permitted by law and a taxable basis for the remaining portion. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order. A commitment letter with a U.S. bank was executed October 1, 1996 for this project to finance long term taxable and tax-exempt bonds through the Upper Illinois River Valley Development Authority in an aggregate principal amount not exceeding $13,000,000 dollars which expires December 31, 1996.


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


               b.   Legal Matters

                    (i) Federal Proceedings and Related Matters

                    In February 1994, the Company, its former President, its former Executive Vice President and certain other parties were the subject of an indictment under federal antitrust laws (the "Antitrust Proceedings") which alleged, among other things, that: (a) prior to the mid-1980's and from the mid 1980's continuing into 1992, the defendants and unnamed co-conspirators entered into and engaged in a combination and conspiracy to fix the prices of artificial abrasive grain in restraint of interstate trade; (b) during the same period, the Company and its former President willfully violated the terms of a Consent Decree dated November 16, 1948 against the Company and its officers, which permanently enjoined them from entering into conspiracies or combinations to fix prices of artificial abrasive grain; and that (c) the Company's former Executive Vice President destroyed documents and made false declarations in response to a grand jury subpoena issued in an investigation of price fixing for artificial abrasive grain. On July 12, 1996 a Plea Agreement was executed by the United States Department of Justice and the Company in full settlement of the Criminal Antitrust Proceedings pending against the Company. The Plea Agreement provides that the Company will plead guilty to contempt of court in violation of the 1948 Consent Decree described in (b) above. All other charges against the Company will be dismissed. The Company has agreed to pay a fine totaling $100,000 plus a $200 special assessment. There are no conditions of probation or any further penalties provided. In addition, all antitrust and consent decree violation charges against individual former officers of the Company as set forth in (a) and (b) above will be dismissed. This Agreement must be approved by the Federal District Court for the Western District of New York, which has the authority to accept the Plea Agreement or to reject it in its entirety. The Court is presently reviewing the Plea Agreement. A pre-sentencing report was ordered by the Court from the U.S. Probation Department. The report was sent to the Court on October 23, 1996 and the Company is currently awaiting directions from the Court as to how the case will proceed.

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

                    At this time, the Company is not able to predict the amount and nature of criminal penalties or fines that might be imposed against the Company or its former
                    President or former Executive Vice President, if the Plea Agreement was not accepted and any of them were convicted of any of the charges alleged in the Antitrust Proceedings. However, if the Antitrust Proceedings were resolved in a manner adverse to the Company, such penalties or fines could be substantial and could materially adversely affect the Company. The Company believes there are meritorious defenses to the alleged violations and is actively seeking to have the Plea Agreement accepted by the Court. Accordingly, the Company believes that the DLA Suspension against it will be lifted at the conclusion of the Antitrust Proceedings. The Company intends to vigorously defend against the Antitrust Proceedings and to seek to have the DLA Suspension against it lifted as soon as possible.

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

                    On February 29, 1996, the Company and Exolon-Canada entered into a Final Release (the Release ) with their insurance carriers whereby they agreed to release the carriers from all claims based on the activities of the defendants in the Canadian Case in consideration of a payment of $535,000 Canadian (approximately $375,000 U.S.). Under the terms of the Release, the insurance carriers denied any liability, and the payment may not be indicative of the amount of any recovery that may be obtained from the defendants. The insurance carriers have subrogated all of their third party rights and claims to Exolon-ESK Company of Canada, Ltd.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Nine Months Ended September 30, 1996 with the Nine Months Ended September 30, 1995

               Net Sales. Total net sales increased by 14% to $58,488,000 during the nine months ended September 30, 1996 from $51,402,000 in the first nine months of 1995. The $7,086,000 increase is principally a result of an increase in shipment volume of the Company s primary manufactured and purchased products in the first nine months of 1996 when compared to the first nine months of 1995 as a result of the continuation of a strong abrasives, steel and automotive market within the U.S.

               Gross Profit. Gross profit prior to depreciation expense was $13,513,000 in the first nine months of 1996 when compared to $11,752,000 in the first nine months of 1995. As a percent of net sales, gross margins were 23% in the first nine months of 1996 compared to 23% in the same period of 1995.

               Operating Expenses. Total operating expenses increased to $6,319,000 in the nine months ended September 30, 1996 from $6,092,000 in the same period of 1995. Operating expenses as a percent of sales declined to 11% in the first nine months of 1996 compared to 12% in the first nine months of 1995. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $4,071,000 in the first nine months of 1996 when compared to $3,784,000 during the first nine months of 1995. As a percent of net sales, selling and general and administrative expense was 7.0% in the first nine months of 1996 compared to 7.4% in the same period of 1995.

               Operating  Income.   Operating income  increased  by 27%  to
          $7,194,000 in the nine months ended September 30, 1996 from $5,660,000 in the nine months ended September 30, 1995, due to the increase in net sales and reduced operating costs.

               Norwegian Joint Venture. The Company's Norwegian joint venture, Orkla Exolon A/S, reported pre-tax earnings in the Company's 50% share of the venture was $406,500 for the nine months  ended September  30,  1996 versus  $771,000  in the  nine months ended September 30, 1995. The Company's share in the venture's net sales was $6,094,000 in the nine months ended September 30, 1996 as compared to $5,725,000 in the nine months ended September 30, 1995. The joint venture's gross margins, prior to depreciation, decreased to 20% for the nine months ended September 30, 1996 versus 31% for the nine months ended September 30, 1995 primarily due to higher raw material and power costs incurred in the first nine months of 1996 when compared to the same period in 1995.

               Interest and Miscellaneous Expense. Interest expense decreased marginally in the first nine months of 1996. The
          Company s bank debt was reduced by approximately $3,400,000 in the first nine months of 1996 when compared to the first nine months of 1995.

               Miscellaneous income of $248,000 was reported in the first nine months of 1996 compared to miscellaneous expense of $159,000 in the quarter ended September 30, 1995. The Company recorded $375,000 in miscellaneous income during the first quarter of 1996 due to a payment for the settlement with its insurance carrier of a claim related to a legal action in Ontario, Canada Court. For further information, reference is made to Note 7(b)(ii) beginning on page 9 of this Form 10-Q report.

               Income Tax.   The Company's  effective tax rate was  40% for
          the nine months ended September 30, 1996 as compared to 39% for the nine months ended September 30, 1995.


          Comparison of the Three Months Ended September 30, 1996 with the Three Months Ended September 30, 1995.

               Net Sales. Total net sales increased by 10.6% to $18,903,000 in the three months ended September 30, 1996 from $17,094,000 in the three months ended September 30, 1995. Shipment volume of the Company s primary manufactured and purchased products increased by approximately 10.7% in the third quarter of 1996, when compared to the same period during 1995.

               Gross Profit. Gross profit prior to depreciation expense was $4,274,000 in the three months ended September 30, 1996 when compared to $4,052,000 in the three months ended June 30, 1995. As a percent of net sales, gross margins were 22.6% in the second quarter of 1996 compared to 23.7% in the third quarter of 1995. The 1996 decrease is primarily a result of the increase in raw material costs experienced by the Company in the third quarter of 1996.

               Operating Expenses. Total operating expenses increased marginally in the three month period ended September 30, 1996 from the same period of 1995. Selling, general and administrative expense increased $105,000 in the quarter ended September 30, 1996 when compared to the quarter ended June 30, 1995. As a percent of net sales, selling, general and administrative expense was 7% in the third quarter of 1996 compared with 7% in the same period of 1995.

               Operating Income. Operating income increased by $181,000 or 9% to $2,250,000 in the third quarter of 1996 from $2,069,000 in the third quarter of 1995, primarily as a result of the increase in sales and gross profit.

               Norwegian Joint Venture. The Norwegian joint venture Orkla Exolon-A/S, reported the Company s 50% share in the pre-tax earnings of the venture was $25,000 for the three months ended September 30, 1996 versus a pre-tax profit of $260,000 during the three months ended September 30, 1995. The Company s share in the venture s net sales was $2,336,000 in the three months ended September 30, 1996 when compared to $1,855,000 in the three months ended September 30, 1995. The increase in net sales resulted primarily from an increase in European demand.

               Interest and Miscellaneous Expense. Interest expense decreased by $97,000 to $284,000 in the third quarter of 1996 from $381,000 during the third quarter of 1995. The 26% decrease resulted primarily from lower debt levels during the third quarter of 1996 when compared to the third quarter of 1995.

          Liquidity and Capital Resources

               As of September 30, 1996, working capital (current assets less current liabilities) has decreased to $18,643,000, when compared to $21,414,000 as of December 31, 1995. Accounts receivable increased by $1,025,000 as of September 30, 1996 versus 1995 year end primarily as a result of the increase in sales levels during the first nine months of 1996 versus the 1995 year. Inventory decreased by $2,064,000 at September 30, 1996 when compared to December 31, 1995. Accounts payable increased by $103,000 as of September 30,1996 versus December 31, 1995. In addition, the Company borrowed $2,000,000 on a short term note with a low interest rate during the second quarter of 1996 increasing current liabilities as of June 30, 1996.

               For the nine months ended September 30, 1996, net cash provided by operating activities was $6,381,000. Cash reserves decreased by $347,000 at September 30, 1996 compared to December 31, 1995. Net cash provided by operating activities in addition to the reduction in cash reserves was used to fund $3,718,000 of capital expenditures in the nine months ended June 30, 1996.

               The Company's current ratio decreased to 2.9 to 1.0 at September 30, 1996, from 3.7 to 1.0 as of December 31, 1995. The ratio of total liabilities to shareholder's equity improved to
          1.0 to 1.0 as of September 30, 1996, from 1.3 to 1.0 as of December 31, 1995. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

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

               c.   Federal Proceedings

                    Reference is made to the information contained in Part I, Item 3. Legal Proceedings under the heading "Federal Indictments" contained in the Company's 1993 Form 10-K Report, which is hereby incorporated herein by reference. The proceedings described thereunder are hereinafter referred to as the Antitrust Proceedings .

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




          EXOLON-ESK COMPANY



          /s/ J. Fred Silver
          ____________________
          J. Fred Silver
          President and Chief Executive Officer




          /s/ Michael H. Bieger
          ____________________
          Michael H. Bieger
          Vice President Finance and
          Chief Financial Officer




          Date:     November 13, 1996




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

         3H Amendment of Certificate of Exhibit 3H to the Report Incorporation dated October on Form 10-Q for the
                   28, 1992                     quarter ended September
                                                30, 1992*

         3J        Restated Bylaws containing   Exhibit 3J to the report
                   all previous amendments      on Form 10-Q for the
                   adopted                      quarter ended June 30,
                                                1996*

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