Form 10-K
period 1996-12-31
EXOLON ESK CO
filed 1997-03-27
CIK 34046

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549
          (Mark One)                  FORM 10-K
          [X]

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996

                                         OR
          [ ]

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


               For the transition period from         to

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

                           1000 East Niagara Street,
                              Tonawanda, NY 14150
                   (Address of Principal Executive Offices)


                                 (716) 693-4550
                   (Registrant's telephone number, including
                                  area code)

                                                  Name of each exchange on
           Title of each class                        which registered

             Common stock $1 par                 Boston Stock Exchange
                    value

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

       At February 14, 1997 the aggregate market value of the publicly traded voting stock held by nonaffiliates of the Registrant was $3,300,055 based upon the closing price of the Registrant's Common Stock on that date as reported by the Boston Stock Exchange. Solely for the purposes of this calculation all persons who are or may be Officers or Directors of the Registrant and all persons or groups that have filed Schedules 13D with respect to the Registrant's stock have been deemed to be affiliates.

       As of February 14, 1997, the Registrant had outstanding 481,995 shares of $1 par value Common Stock.

       Documents Incorporated by Reference

       Portions of the Registrant's Form 8-K dated October 12, 1994, Form 8-K dated October 24, 1994 and the Proxy Statement dated April 1, 1997, are incorporated by reference in Parts I, II and III of this report.




                                      PART I

       Item 1.  Business

                                EXOLON-ESK COMPANY

       (a)  General Development of the Business

            The Exolon Company was founded in 1914 as a Massachusetts corporation and reincorporated as a Delaware corporation in 1976. On April 27, 1984, ESK Corporation merged into the Exolon Company and the resulting company was renamed Exolon-ESK Company. (As used herein, the Company refers to Exolon-ESK Company and its wholly owned Canadian Subsidiary.) The Company issued 499,219 shares of its Class A Common Stock and 31,523 shares of its Series B Convertible Preferred Stock to Wacker Chemical Corporation as a result of the merger. In December of 1995, Wacker Chemical Corporation transferred all of its Company stock to Wacker Chemicals (USA), Inc. ("Wacker USA").

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

            Employees. As of December 31, 1996, the Company had 285 employees.

            Major Customers. Sales to no one customer accounted for 10% or more of consolidated net sales of the Company for the years ended December 31, 1996 and 1995. In management's opinion, the loss of any one customer would not have a material adverse effect on the Company.

            Competition. The industry in which the Company is engaged is highly competitive. Principal North American competition is from three well established North American companies. In addition, substantial quantities of grain are imported and sold in North America by foreign based producers of abrasive grain. Each of the North American competitors, in addition to the Company, have silicon carbide grain processing facilities. Two of the three also have aluminum oxide crude and grain production operations, and one has silicon carbide crude production facilities.

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

            Backlog. As of December 31, 1996, the Company had a consolidated backlog of $3,686,000 as compared to $5,235,000 a year earlier. The decrease in the Company backlog in 1996 is primarily a result of the discontinuance of the former December holiday shut down which resulted in greater shipments. All of this backlog is expected to be shipped in 1997.

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

            The Company has been directed by the Illinois Environmental Protection Agency to control its sulfur emissions at its Hennepin, Illinois silicon carbide furnace plant. (See information contained in Note 13(a)(i) of the Notes to Financial Statements beginning on page 32.)

            The Government of Norway has held discussions with certain Norwegian industries including the abrasive industry concerning the implementation of reduced gaseous emission standards. The Company's Norwegian joint venture is participating in these discussions to help achieve the Norwegian Government's objectives as well as assuring long term economic viability for the joint venture. (See information contained in Note 13(a)(ii) of the Notes to Financial Statements beginning on page 32.)

            Management believes all necessary pollution control equipment at the Company's plants in Tonawanda, New York and Thorold, Ontario are in place, and all current pollution control requirements are being met at both plants.

       (d) Financial Information about Foreign and Domestic Operations and Export Sales

            The Company's wholly owned subsidiary, Norsk Exolon AS is a limited partner in a Norwegian partnership Orkla Exolon KS. See information contained in Note 1.c. of Notes to Financial Statements on page 18. The financial statements of Orkla Exolon KS are included in this Form 10-K on the financial statement schedules on pages 42-56. The Company's interest in the Norwegian partnership is subject to the usual risks of foreign investment, including currency fluctuations.

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

            The Company has an electric furnace plant situated in Thorold, Ontario, Canada. All plant and office buildings at the plant are owned by the Company, as well as the 43 acres of land on which the facilities are located. In total, the buildings consist of 251,000 square feet of space. The plant was originally built in 1914. Substantial additions have been made in subsequent years, including the construction of a new furnace in 1996.

            The Company's Hennepin, Illinois plant includes four outdoor furnace groups and buildings of 47,800 square feet, located on a 78 acre site which is owned by the Company. Construction began in late 1977 and was completed in the Spring of 1979 for three furnace groups. The expansion to a fourth furnace group was completed in 1989. The Company purchased an additional 20 acre parcel adjacent its property in 1995 and has commenced construction of a desulfurization facility as outlined in Note 13(a)(i) on page 32.

            The Company has operations in Norway conducted through a joint venture, as outlined in Note 1(c) on page 18. The office and plant of the Norwegian joint venture are located in Gjolme, Norway. The plant and office building, and the land upon which it is situated, are owned by the joint venture. In total, the plant and office consist of 154,000 square feet of space, on 88 acres of land. The plant and office were constructed from 1961-1963, with substantial additions made thereafter.

            The Company believes that all of these plants are in good condition and suited for the purposes for which they are operated.

       Item 3.  Legal Proceedings

       a.   Environmental Proceedings - Hennepin, Illinois Plant

            Reference is made to the information presented under the heading "Environmental Issues - Hennepin, Illinois Plant" appearing under Note 13(a)(i) on page 32 to the Notes to Consolidated Financial Statements contained in this Form 10-K Report.

       b.   Exolon-ESK Company of Canada, Ltd.

            Reference is made to the information presented under the heading "Exolon-ESK Company of Canada, Ltd." appearing under Note 13 (b)(ii) on page 34 to the Notes to Consolidated Financial Statements contained in this Form 10-K Report, which is hereby incorporated herein by reference.

       c.   Federal Proceedings

            Reference is made to the information presented under the heading "Federal Proceedings and Related Matters" appearing under
       Note 13(b)(i) on page 32 to the Notes to Consolidated Financial Statements contained in this Form 10-K Report. The proceedings described thereunder are hereinafter referred to as the "Antitrust Proceedings".

       Item 4.  Submission of Matters to a Vote of Security Holders
            None.

                                     PART II


       Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters

            The Company's Common Stock is traded on the Boston Stock Exchange. The quarterly common stock price ranges are as follows:


                    Price Range of Common Stock Boston Stock Exchange
                                         Quarter
                     1              2               3               4

        High-     $22-$17     $25 3/4-$17 7/8   $25 3/4-$20 1/4     $32-$26
        Low
        1996

        High-   $17 1/2-$16   $18 1/2-$15       $18 1/2-$18 1/2    $22-$18 5/8
        Low
        1995



            Information concerning limitations on the payment of dividends on the Company's Common Stock is hereby incorporated by reference to Notes 7 and 9 to Notes to Consolidated Financial Statements beginning on pages 23 and 27, respectively.

            The number of active stockholder accounts of record of the Company's Common Stock, $1 par value, was 182 as of February 14, 1997. The Company did not pay any dividends on its Common Stock in 1996 or 1995.

            The shares of the Company's Class A Common Stock, all of which are owned by Wacker Chemical (USA), Inc., are not publicly traded.

       Item 6.   Selected Financial Data

            The "Selected Financial Information" for the five years ended December 31, 1996 appears on pages 7 and 8.



                        Exolon-ESK Company and Subsidiaries

                    (thousands of dollars except share amounts)

       Selected Financial                Years Ended December 31,
       Information
                                  1996     1995    1994     1993     1992
       Statement of
        Operations:
       Net Sales                $77,459 $ 68,592 $59,494  $58,225  $58,387

       Cost of Goods Sold        59,620   53,212  46,631   45,860   46,009
       Depreciation               2,826    2,873   2,992    3,210    3,182
       Selling, General and       5,621    4,958   5,039    5,478    4,673
        Administrative Expense
       Research and                  34       22     289       54       64
        Development
       Environmental                  -        -   1,357        -      210
        Compliance Charges

           Operating Income       9,358    7,527   3,186    3,623    4,249

       Other (Income)
        Expenses:
        Equity in (Earnings)       (673)    (793)   (431)      32      151
         Loss of Norwegian
         Joint Venture

         Interest Expense         1,136    1,469   1,480    1,441    1,367
         Other                     (330)      (6)    195      232      495

       Earnings before Income
         Taxes and Cumulative
         Effect of  Accounting    9,225    6,857   1,942    1,918    2,236
         Change
       Income Tax Expense         3,145    2,893     426      712      923

       Earnings before
        Cumulative Effective      6,080    3,964   1,516    1,206    1,313
        of Accounting Change
       Cumulative Effect of
         Accounting Change -
         Net of Income Tax            -     (502)      -   (1,173)       -
          Benefit
       Net Earnings             $ 6,080 $  3,462 $ 1,516  $    33  $ 1,313

       Primary Earnings (Loss) per
        share of Common Stock:
          Earnings before
           Cumulative Effect
           of Accounting        $  6.27 $   4.07 $  1.53  $  1.21  $  1.42
           Change

           Cumulative Effect
           of Accounting Change -
              Net of Tax              - $  (0.52)      -  $ (1.22)       -
               Benefit
       Net Earnings (Loss) per  $  6.27 $   3.55 $  1.53  $ (0.01) $  1.42
         share

       Primary Earnings (Loss) per
        share of Class A Common Stock:
         Earnings before
          Cumulative Effect of
          Accounting Change     $  5.90 $   3.82 $  1.44  $  1.14  $  1.16

         Cumulative Effect of
          Accounting Change -
            Net of Tax Benefit        - $  (0.49)      -  $ (1.15)       -
       Net Earnings (Loss) per  $  5.90 $   3.33 $  1.44  $ (0.01) $  1.16
         share

                        Exolon-ESK Company and Subsidiaries

                    (thousands of dollars except share amounts)

       Selected Financial                Years Ended December 31,
       Information - Continued
                                  1996     1995    1994     1993     1992
       Fully Diluted Earnings per share
       of Common Stock:
        Earnings before
         Cumulative Effect
         of Accounting Change   $  6.05 $   3.93 $  1.50  $  1.20  $  1.39

         Cumulative Effect of
          Accounting Change -
         Net of Tax
          Benefit                     -   $(0.49)      -   $(1.17)       -
       Net Earnings per share   $  6.05 $   3.44 $  1.50  $  0.03  $  1.39

       Fully Diluted Earnings per share
       of Class A Common Stock:

         Earnings before
          Cumulative Effect of  $  5.70 $   3.71 $  1.42  $  1.13  $  1.14
          Accounting Change
         Cumulative Effect of
          Accounting Change -
            Net of Tax Benefit        - $  (0.47)      -  $ (1.10)       -
       Net Earnings per share   $  5.70 $   3.24 $  1.42  $  0.03  $  1.14


       Weighted Average Shares
       Outstanding:
           Primary:   Common        482      482     482      482      482
                      Stock

                      Class A       513      513     513      513      513
                      Common
                      Stock


          Fully       Common        504      504     504      504      504
           Diluted:   Stock

                      Class A       535      535     535      535      535
                      Common
                      Stock

       Dividends per share:

         Series A Cumulative     $0.8437  $1.1250 $0.8437  $1.1250  $1.1250
          Preferred Stock
         Series B Cumulative     $0.8437  $1.1250 $0.8437  $1.0517  $0.8316
          Preferred Stock
         Common Stock                  -        -       -        -        -
         Class A Common Stock          -        -       -        -        -

       Summary Balance Sheet                        December 31,
       Information:
                                  1996     1995    1994     1993     1992
       Current Assets           $28,301 $ 29,395 $25,441  $25,434  $23,937
       Current Liabilities        8,818    7,981   7,387    8,660    8,021
       Working Capital           19,483   21,414  18,054   16,774   15,916

       Total Assets              61,483   50,215  45,309   45,834   45,925
       Long-Term Debt            20,433   15,350  14,900   16,900   18,691
       Stockholders' Equity      28,258   22,298  18,628   16,770   16,813


       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

            The following discussion and analysis reviews certain factors which produced significant changes in the Company's results of operations during the three years ended December 31, 1996.

       Results of Operations 1996 Compared to 1995
            In 1996, the Company's net sales increased $8,867,000 to $77,459,000, an increase of 13% compared to net sales of $68,592,000 in 1995. The 1996 increase was primarily a result of a 22% increase in the Company's shipment volume of its principal manufactured and purchased products due to a strong demand for abrasive products during 1996, when compared to 1995. Average selling prices for the Company's principal manufactured and purchased products decreased by approximately 8% during 1996, when compared to 1995.

            Consolidated net income was $6,080,000 or $6.27 per common share for the year ended December 31, 1996. This compares to consolidated net income of $3,462,000 or $3.55 per share for the 1995 year.

            Cost of sales, excluding depreciation, as a percentage of sales declined to 77% in 1996, when compared to 77.6% in 1995; therefore gross margins, as a percent of sales increased to 23% in 1996 compared to 22.4% in 1995.

            Total operating expenses including depreciation were
       $8,481,000 during 1996 versus $7,853,000 during 1995.   The 1996
       increase in operating expenses of $628,000 is primarily a result of increases in selling and general and administrative expenses. As a result operating income increased to $9,358,000 in 1996 compared to $7,527,000 for the 1995 year.

            Depreciation, as a percent of sales, was 3.6% for 1996 compared to 4.2% for 1995.

            Selling, general and administrative expenses increased by $663,000 in 1996, due primarily to increases in advertising of $71,000; Commissions of $137,000; sales salaries and incentives of $219,000; and general and administrative salaries and incentives of $254,000. As a percent of net sales, selling and general and administrative expense increased to 7.3% in 1996, from 7.2% for the 1995 year.

            Interest expense from continuing operations declined to $1,136,000 in 1996 from $1,469,000 in 1995. The reduction in interest expense is primarily due to lower debt levels in 1996 versus 1995. The average interest rate on the U.S. revolving and demand lines of credit was 8.1% during 1996 compared to 8.4% in 1995. The Company recorded lower average borrowing levels in 1996 on its U.S. and Canadian revolving and demand lines of credit and its U.S. term loan. The average total borrowing outstanding for the three revolving lines of credit combined with the terms loan was $6.2 million for 1996, when compared to $8.9 million for the 1995 year.

            The Company's Norwegian joint venture, Orkla Exolon KS, reported the Company's 50% share in the pre-tax income of the venture was $673,000 for the 1996 year versus pre-tax income of $793,000 for the 1995 year. The Company's share of the venture's net sales increased 1% in 1996 to $8,195,000 compared to $8,140,000 in 1995. Net sales, in terms of native currency, increased by 3% in 1996 compared to 1995. The joint venture's gross margins, prior to depreciation, decreased to 21% for the 1996 year versus 24% for 1995, principally due to increased operational costs.

            The 1996 income tax provision was $3,145,000, representing an effective rate of 34%. The 1995 income tax provision was $2,893,000 which represented an effective rate of 42%.

       Results of Operations 1995 Compared to 1994
            In 1995, the Company's net sales increased $9,098,000 to $68,592,000, an increase of 15% compared to net sales of $59,494,000 in 1994. The 1995 increase was primarily a result of an 18% increase in the Company's shipment volume of its principal manufactured and purchased products due to a strong demand for abrasive products during 1995, when compared to 1994. Average selling prices for the Company's principal manufactured and purchased products increased by approximately 1% during 1995, when compared to 1994.

            Consolidated net earnings were $3,462,000 or $3.55 per common share for the year ended December 31, 1995. This compares to consolidated net earnings of $1,516,000 or $1.53 per share for the 1994 year. During 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No. 106 (SFAS 106) for its Canadian subsidiary, which resulted in a one time non-cash after tax charge of $502,000 or $.52 per share. This statement requires that the cost of postretirement benefits, including health care and life insurance, be accrued during an employee's active working career. In years prior to 1995, these costs were expensed as paid. The Company's U.S. operations adopted SFAS 106 during 1993. Prior to the effect of this charge related to SFAS 106, the Company's consolidated net earnings were $3,964,000 for the 1995 year or $4.07 per share, when compared to $1,516,000 or $1.53 per share for 1994. In addition, 1994's net earnings were adversely affected by a $1,357,000 unusual charge related to the 1994 settlement of environmental litigation. (This charge is discussed further within Note 10 of the Notes to Consolidated Financial Statements and within the operating expense comparisons that follow.)

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

            Research and development expense decreased by $267,000 for 1995 mainly as a result of the $188,000 decrease in expenses associated with R&D costs related to specialty refractory products at the Company's Canadian operation. During 1995, the Company eliminated R&D spending related to one of its specialty products produced at its Canadian plant.

            Interest expense from continuing operations declined to $1,469,000 in 1995 from $1,480,000 in 1994. Higher average interest rates experienced on the Company's variable rate debt were offset by lower average borrowing levels during 1995 versus the 1994 year. The average interest rate on the U.S. revolving and demand lines of credit was 8.4% during 1995 compared to 7.3% in 1994. The Company recorded lower average borrowing levels in 1995 on its U.S. and Canadian revolving and demand lines of credit and its U.S. term loan. The average total borrowing outstanding for the three revolving lines of credit combined with the term loan was $8.9 million for 1995, when compared to $10.5 million for the 1994 year.

            The Company's Norwegian joint venture, Orkla Exolon KS, reported the Company's 50% share in the pre-tax income of the venture was $793,000 for the 1995 year versus pre-tax income of $431,000 for the 1994 year. The Company's share of the venture's net sales increased 19% in 1995 to $8,140,000 compared to $6,832,000 in 1994. Net sales, in terms of native currency, increased by 8% in 1995 compared to 1994. The increase in net sales was a result of the 1995 improved product mix and increases in selling prices. The joint venture's gross margins, prior to depreciation, increased to 24% for the 1995 year versus 18% for 1994, principally due to increased operational efficiency and a more favorable product mix.

            The 1995 income tax provision was $2,893,000, representing an effective rate of 42%. The 1995 effective rate reflects a rate which is more than the U.S. Federal statutory rate of 34% principally due to the inclusion of state and provincial income taxes. In addition, the Company has reserved $571,000 included in the 1995 tax provision for future taxes payable related to the repatriation of earnings of the Company's foreign subsidiaries.

       Liquidity and Capital Resources
            As of December 31, 1996, working capital (current assets less current liabilities) has decreased to $19,483,000, when compared to $21,414,000 as of December 31, 1995. Accounts receivable increased by $165,000 as of December 31, 1996 versus 1995 year end primarily as a result of the increase in net sales during 1996 versus 1995. Inventory decreased by $1,261,000 at December 31, 1996 when compared to December 31, 1995. Income taxes payable decreased by $863,000 as of December 31, 1996 versus December 31, 1995. Notes payable and long-term debt increased by $5,419,000 due to the $13,000,000 bond issuance related to the Hennepin Facility.

            For the year ended December 31, 1996, net cash provided by operating activities was $8,986,000. Outstanding bank indebtedness increased by $6,832,000, and cash reserves, including restricted cash equivalents, increased by $7,831,000 at December 31, 1996 compared to December 31, 1995. Capital expenditures of $6,170,000 were provided both from net cash provided by operating activities and the $13,000,000 bond issuance in Illinois.

            The Company's current ratio decreased to 3.2 to 1.0 at December 31, 1996 from 3.7 to 1.0 as of December 31, 1995. The ratio of total liabilities to shareholder's equity was 1.2 to 1.0 as of December 31, 1996 and 1.3 to 1.0 as of December 31, 1995.

            Current financial resources including the availability of the revolving and short-term lines of credit financing and anticipated funds from operations are expected to be adequate to meet normal requirements for the year ahead. The Company currently has lines of credit with borrowing capacities of $12,000,000 in the U.S. and $800,000 in Canada.

             The Company in its long-term cash planning normally covers capital expenditures with funds generated internally. Where abnormally large capital expenditure programs are involved, long-term financing vehicles are sometimes used. Total 1997 normal capital expenditures are forecasted at $3,000,000 to maintain and upgrade production facilities. The Company believes that funds generated internally should be sufficient to finance normal capital expenditure requirements in 1997. In addition to the Company's recurring capital expenditures of approximately $3,000,000 during 1997, the Company will incur capital costs within the range of $8,000,000 to $10,000,000 over the year to comply with its environmental permit in Illinois. As of December 31, 1996, the Company has incurred approximately $4,340,000 of capital costs related to the facility improvements. The Company is financing the costs of the required capital improvements through a bond offering of $13,000,000 of which $8,405,000 is on a tax-exempt basis. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order. For further information see Note 13(a) to the Notes to Consolidated Financial Statements beginning on page 32.

            Reference is made to the descriptions of the certain legal matters, under the caption Legal Proceedings under Item 3 beginning on page 5 of this Form 10-K Report.

            A table presented below, to assist further in interpreting the changes in financial operations for the three years indicated, sets forth the following (i) percentages which certain items presented in the financial statements bear to net sales of the Company and
       (ii) change of such items as compared to the indicated prior year.

                                                           Period to
                                                            Period

                                                           Increase
                                                          (Decrease)
                                                        in Relationship
                           Relationship to Net Sales      to Net Sales
                           Years Ended December 31,       Years Ended
                            1996     1995      1994     1995-96   1994-95


       Net Sales           100.0 %  100.0 %   100.0 %     0   %    0    %
       Cost of Goods
        Sold, excluding
        Depreciation        77.0     77.6      78.4      (0.6)    (0.8)
       Depreciation          3.6      4.2       5.0      (0.6)    (0.8)
       Selling, General
        and
        Administrative
        Expense              7.3      7.2       8.5       0.1     (1.3)

       Research and
        Development                             0.4               (0.4)
       Environmental
        Compliance
        Charges              -        -         2.3       -       (2.3)
                            87.9     89.0      94.6      (1.1)    (5.6)
       Operating Income     12.1     11.0       5.4       1.1      5.6

       Other (Income)
        Expense:
       Equity in  Loss
        (Income) of
         Norwegian Joint
         Venture            (0.9)    (1.2)     (0.7)      0.3     (0.5)
       Interest Expense      1.5      2.2       2.5      (0.7)    (0.3)
       Other                (0.4)               0.3      (0.4)    (0.3)

                             0.2      1.0       2.1      (0.8)    (1.1)
       Income Before
        Income Taxes and
        Cumulative
        Effect of
        Accounting
        Change              11.9     10.0       3.3       1.9      6.7
       Income Tax Expense    4.1      4.2       0.7      (0.1)     3.5
       Income Before
        Cumulative
        Effect of
        Accounting
        Change               7.8      5.8       2.6       2.0      3.2
       Cumulative Effect
        of Accounting
        Change               -       (0.8)      -         0.8     (0.8)

       Net Income            7.8 %    5.0 %     2.6 %     2.8 %    2.4  %

       Item 8.   Financial Statements and Supplementary Data

            The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated January 14, 1997, appear on pages 13 through 36 to follow.


                          Report of Independent Auditors


       Board of Directors
       Exolon-ESK Company

       We have audited the accompanying consolidated balance sheets of Exolon-ESK Company and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exolon-ESK Company and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in Note 10 to the financial statements, in 1995 the Company changed its method of accounting for postretirement benefits other than pensions for its Canadian subsidiary.


                                                       S/ Ernst & Young LLP


       Buffalo, New York
       January 14, 1997

                     Exolon-ESK Company and Subsidiaries
                    Consolidated Statements of Operations
                  (In thousands, except per share amounts)

                                             Year Ended December 31

                                              1996     1995    1994
       Net Sales                            $77,459 $ 68,592 $59,494
       Cost of Goods Sold                    59,620   53,212  46,631
       Gross Profit Before Depreciation      17,839   15,380  12,863
       Depreciation                           2,826    2,873   2,992
       Selling, General & Administrative      5,621    4,958   5,039
        Expenses
       Research and Development                  34       22     289
       Environmental Compliance Charges           -        -   1,357

       Operating Income                       9,358    7,527   3,186
       Other (Income) Expenses:
           Interest Expense                   1,136    1,469   1,480
           Equity in Income of Norwegian       (673)    (793)   (431)
            Joint Venture
           Other                               (330)      (6)    195
       Income before Income Taxes and
         Cumulative Effect of
         Accounting Change                    9,225    6,857   1,942
       Income Tax Expense                     3,145    2,893     426
       Income before Cumulative Effect of     6,080    3,964   1,516
        Accounting Change

       Cumulative Effect of Accounting
        Change -
        Net of Income Tax Benefit of $282         -     (502)      -
       Net Income                           $ 6,080 $  3,462 $ 1,516
       Primary Earnings Per Common Share:
          Income before Cumulative Effect   $  6.27 $   4.07 $  1.53
           of Accounting Change

           Cumulative Effect of Accounting        -    (0.52)      -
            Change
           Net Income                       $  6.27 $   3.55 $  1.53

       Primary Earnings Per Class A Common Share:
           Income before Cumulative Effect  $  5.90 $   3.82 $  1.44
            of Accounting Change
           Cumulative Effect of Accounting        -    (0.49)      -
             Change
           Net Income                       $  5.90 $   3.33 $  1.44

       Fully Diluted Earnings Per Common
        Share:
           Income before Cumulative Effect  $  6.05 $   3.93 $  1.50
            of Accounting Change
           Cumulative Effect of Accounting        -    (0.49)      -
            Change
           Net Income                       $  6.05 $   3.44 $  1.50

       Fully Diluted Earnings Per Class A
         Common Share:
           Income before Cumulative Effect  $  5.70 $   3.71 $  1.42
            of Accounting Change
           Cumulative Effect of Accounting        -    (0.47)      -
            Change
           Net Income                       $  5.70 $   3.24 $  1.42

       Weighted Average Shares Outstanding
       (in thousands):
          Common Stock                          482      482     482
          Class A Common Stock                  513      513     513

       The accompanying notes to consolidated financial statements are an integral part of these statements.



                    Exolon-ESK Company and Subsidiaries
                        Consolidated Balance Sheets
                   (In thousands, except share amounts)

                                                     December 31

                                                    1996     1995
       Assets

       Current assets:
         Cash                                     $   275  $   440
         Accounts receivable (less allowance for
          doubtful accounts of $502 in 1996 and
          $419 in 1995)                             9,061    8,896
         Inventories                               18,439   19,700
         Prepaid expenses                             526      359

       Total Current Assets                        28,301   29,395
       Investment in Norwegian joint venture        5,812    5,230
       Property, plant and equipment               18,385   15,193
       Cash equivalents restricted for capital      7,996        -
        additions
       Other assets                                   989      397
       Total Assets                               $61,483  $ 50,215

       Liabilities and Stockholders' Equity
       Current liabilities:
         Cash overdraft                           $ 1,413  $      -
         Notes payable                                219         -
         Current maturities of long-term debt       1,667    1,550

         Accounts payable                           3,223    3,229
         Accrued expenses                           1,780    1,713
         Income taxes payable                         466    1,329
         Deferred income taxes                         50      160
       Total Current Liabilities                    8,818    7,981

       Deferred income taxes                        1,436    1,300
       Long-term debt                              20,433   15,350
       Accrued postretirement benefit costs         2,429    2,608
       Other long-term liabilities                    109      678
       Commitments and Contingencies

       Stockholders' equity:
         Preferred stock
           Series A (liquidation preference-$484)     276      276
           Series B (liquidation preference-$484)     166      166
         Common stock, issued 512,897,                513      513
          outstanding 481,995 ($1 par value)

         Class A common stock, issued 512,897         513      513
          ($1 par value)
         Additional paid-in capital                 4,345    4,345
         Retained earnings                         22,999   16,952
         Cumulative translation adjustment           (186)     (99)
         Treasury stock, at cost                     (368)    (368)

       Total Stockholders' Equity                  28,258   22,298
       Total Liabilities and Stockholders' Equity $61,483  $ 50,215

       The accompanying notes to consolidated financial statements are an integral part of these statements.

                      Exolon-ESK Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                                 (In thousands)
                                                Year Ended December 31

                                                   1996    1995    1994
       Cash Flow from Operating Activities:
         Net income                             $ 6,080  $3,462 $ 1,516
         Adjustments to reconcile net income to cash provided by operating activities:

             Depreciation                         2,826   2,873   2,992
             Cumulative effect of change in
               accounting for post-retirement         -     502       -
               benefits
             Equity in income of Norwegian         (673)   (793)   (431)
               joint venture
            (Gain) loss on fixed asset               29      16     (56)
              disposals

             Deferred income taxes                   26     729     176
             Foreign currency adjustments             4      (2)    (14)
         Change in Assets and Liabilities:
             Accounts receivable                   (165) (1,960)    656
             Inventories                          1,261  (2,596)   (347)

             Prepaid expenses                      (167)     40     (26)
             Other assets                           (98)    (97)    155
             Cash overdraft                       1,413       -       -
             Accounts payable                        (6)    424    (639)
             Accrued expenses                        67      91       6

             Income taxes payable                  (863)  1,194    (590)
             Other liabilities and accrued         (748)   (344)    778
               postretirement benefit costs
                                                  2,906      77   2,660
       Net Cash Provided by Operating             8,986   3,539   4,176
       Activities

       Cash Flow from Investing Activities:
             Capital expenditures                (6,170) (2,695) (2,068)
             Purchases of restricted cash        (7,996)      -       -
               equivalents
             Proceeds from fixed asset              123       8     328
               disposals
       Net Cash Used for Investing Activities   (14,043) (2,687) (1,740)

       Cash Flow from Financing Activities:
         Net (payments of) proceeds from         (7,800)  1,200  (2,000)
          long-term debt
         Proceeds from issuance of long-term     13,000       -       -
          debt
         Deferred financing fees                   (494)      -       -

         Net proceeds from (payments of) notes      219  (2,000)      -
          payable
         Dividends paid                             (33)    (54)    (32)
         Principal payments under capital lease       -     (25)    (50)
          obligations
       Net Cash Provided by (Used for)            4,892    (879) (2,082)
         Financing Activities
       Net (Decrease) Increase in Cash             (165)    (27)    354

       Cash at Beginning of Year                    440     467     113
       Cash at End of Year                      $   275  $  440 $   467

       Supplemental Disclosures of Cash Flow
       Information:
       Cash paid during the year for:
         Interest                               $ 1,171  $1,493 $ 1,465
         Income Taxes                           $ 3,983  $  991 $   852


       The accompanying notes to consolidated financial statements are an integral part of these statements.


                       Exolon-ESK Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                       (In thousands, except share amounts)

                                                Year ended December 31

                                                 1996      1995      1994
        Series A preferred stock             $    276  $    276  $    276

        Series B preferred stock                  166       166       166

        Total preferred stock                $    442  $    442  $    442


        Common stockholders' equity:

           Common stock                      $    513  $    513  $    513
           Class A common stock                   513       513       513

           Additional paid-in capital           4,345     4,345     4,345

           Retained earnings:
              Balance, beginning of year       16,952    13,545    12,061

                 Net income                     6,080     3,462     1,516

                 Preferred stock dividends-
                 1996 - $0.8438 per share;
                 1995 - $1.4062 per share;
                 1994 - $0.8437 per share         (33)      (55)      (32)

              Balance, end of year             22,999    16,952    13,545

           Cumulative translation
             adjustment:

              Balance, beginning of year          (99)     (362)     (736)
              Change in cumulative                (87)      263       374
               translation adjustment

              Balance, end of year               (186)      (99)     (362)

           Treasury stock, at cost               (368)     (368)     (368)

        Total common stockholders' equity,   $ 27,816  $ 21,856  $ 18,186
          end of year

        The accompanying notes to consolidated financial statements are an integral part of these statements.


                       EXOLON-ESK COMPANY AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1996, 1995 and 1994


       1.   Summary of Significant Accounting Policies

            a.   Revenue recognition

            The Company recognizes revenue at the time of shipment to the customer. Provision is made for anticipated losses at the time the loss is known.

            b.   Principles of consolidation

            The accompanying consolidated financial statements include the accounts of the Exolon-ESK Company and its wholly-owned subsidiaries Exolon-ESK Company of Canada, Ltd., Norsk Exolon AS, and Exolon-ESK International Sales Corporation (the Company ). All significant intercompany balances and transactions have been eliminated.

            c.   Investment in Norwegian joint venture

            Norwegian Operations. The Company's wholly-owned subsidiary, Norsk Exolon AS is a limited partner in a Norwegian partnership, Orkla Exolon KS (the "Partnership"), which is engaged in the manufacture and sale of silicon carbide crude and grain products. Norsk Exolon AS has a 50% interest in the Partnership, with another Norwegian company, Orkla AS, owning the balance. The furnace plant, processing plant and other facilities of the Partnership were constructed in the early 1960's under the guidance and technical direction of the Company. The partnership began manufacturing operations during 1963. The investment is stated at cost plus the Company's share of undistributed earnings and translation adjustments since acquisition. The earnings of the joint venture are reportable for Norwegian tax purposes by the partners. Taxes attributable to Norsk Exolon AS's share of earnings from the joint venture are included as a component of income taxes (Note 8).

            d.   Inventories

            Inventories are stated at the lower of cost or market. Approximately 70 and 75% of the dollar value of inventories is stated at last-in, first-out (LIFO) cost at December 31, 1996 and 1995, with the balance being stated at average cost.

            e.   Property, plant and equipment

            Property, plant and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is computed for financial reporting purposes using straight-line and declining balance methods over the estimated useful lives of the assets as follows: buildings, 15-50 years; machinery and equipment, 3-20 years.


            f.   Foreign currency translation

            The Company has determined that the United States dollar is the functional currency of the Canadian subsidiary and that the Norwegian krone is the functional currency of the Norwegian subsidiary and the joint venture.

            Inventories and property, plant and equipment of the Canadian subsidiary are translated at historical exchange rates and all other assets and liabilities are translated at year-end exchange rates. Income statements of the Canadian subsidiary are translated at average rates for the year, except for depreciation, which is translated at historical rates. Gains and losses arising as a result of the translation of the financial statements of the Canadian subsidiary are reflected directly in the results of operations.

            Assets and liabilities of the Norwegian subsidiary and joint venture are translated at year-end exchange rates and the income statements are translated at the average exchange rates for the year. Resulting translation adjustments are recorded as a separate component of equity.

            Net gains (losses) arising as a result of the remeasurement of the Canadian subsidiary's financial statements into the United States dollar and from other foreign currency transactions amounted to $42,000, ($30,000), and ($143,000) in 1996, 1995, and 1994,
       respectively.

            g.   Income taxes

            Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities as measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

            The Company does not provide U.S. Federal income taxes on the entire balance of the undistributed earnings of foreign subsidiaries as these earnings are considered to be permanently reinvested. In 1995, the Company decided to repatriate up to $3,100,000 of undistributed earnings from its Canadian subsidiary through a future stock redemption and has provided for all applicable income taxes in the 1995 statement of operations. At December 31, 1996, undistributed earnings of the Canadian and Norwegian foreign subsidiaries combined were $11,108,000.

            Investment tax credits are accounted for using the flow-through method.

            h.   Earnings per share

            Primary earnings per share of Common Stock and Class A Common Stock are based on the weighted average number of shares of the respective classes outstanding during each year. Earnings applicable to Common Stock and Class A Common Stock are determined by using the earnings entitlement of each (as discussed in Note 9) and giving effect to the total current dividend requirements on the preferred stock. On a fully-diluted basis, both net earnings and shares outstanding are adjusted to assume the conversion of convertible Series A and Series B Preferred Stock from the date of issue.

            i.   Currency forward contracts

            From time to time, the Company enters into currency forward contracts in management of foreign currency transaction exposure. Forward foreign currency exchange contracts are purchased to reduce the impact of foreign currency fluctuations on operating results. Realized and unrealized gains and losses on these contracts are recorded in net income currently, with the exception of gains and losses on contracts designated to hedge specific foreign currency commitments which are deferred and recognized in net income in the period of the commitment transaction. The discount or premium of the forward contract is recognized over the life of the contract. At December 31, 1996, the Company did not have any open currency forward contracts.

            j.   Environmental remediation and compliance

            Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. At December 31, 1996 and 1995, liabilities for environmental costs of $260,000 and $780,000 were recorded in other accrued liabilities.

            k.   Long-lived assets

            In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of , which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in 1996. The effect of this adoption was not material.

            l.   Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       2.   Inventories

            If the average cost method, which would approximate current or replacement costs, had been used for valuing all inventories of the Company, inventories would have been $2,361,000 and $2,070,000 higher than reported at December 31, 1996 and 1995, respectively.

            The following are the major classes of inventories as of December 31 (in thousands):

                                                  1996      1995
               Raw Materials                   $  3,581  $  2,119

               Semi-Finished and Finished        16,294    18,640
                Goods
               Supplies and Other                   925     1,011
                                                 20,800    21,770
               Less:  LIFO Reserve               (2,361)   (2,070)

                                               $ 18,439  $ 19,700

       3.   Property, Plant and Equipment


                 Property, plant and equipment consists of (in
                 thousands):
                                                    1996       1995

                 Land                           $    283 $      283

                 Buildings                         7,804      8,233
                 Machinery & equipment            47,941     45,087

                 Construction in progress          5,129      2,300

                                                  61,157     55,903
                 Less - accumulated               42,772     40,710
                  depreciation

                                                $ 18,385 $   15,193


            During 1996, the Company capitalized interest costs totaling
       $104,000.

       4.   Business Segment Information

            The Company manufactures abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment. The Company conducts operations through its manufacturing facilities in the United States and Canada, and its equity interest in a Norwegian joint venture.

            The Company had sales to one major customer which accounted for approximately 12% of consolidated net sales in 1994. No one customer accounted for 10% or more of net sales in 1996 or 1995. Sales between Canada and the United States are made at cost plus a margin which approximates the gross profit generally received for sales of similar products by the Canadian entity.

       5.   Investment in Norwegian Joint Venture

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


                                                               December 31
         Balance Sheet Data                                   1996     1995

           Current assets                                   $5,081   $4,704
           Non-current assets                                2,752    2,644
           Current liabilities                               1,391    1,458
           Non-current Liabilities                             319      363


         Statement of Operations                      1996    1995     1994
           Net Sales                                $8,195  $8,140   $6,832
           Gross profit                              1,709   2,097    1,221
           Income before income taxes                  673     793      431

            The Company does not provide U.S. Federal income taxes on the undistributed earnings of the Norwegian joint venture as these earnings are permanently reinvested. At December 31, 1996, undistributed earnings of the joint venture were $4,791,000.

       6.   Notes Payable

            The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. The demand loan had a balance of $219,000 as of December 31, 1996 and a zero balance as of December 31, 1995 and 1994. The approximate average borrowings (Canadian funds) outstanding during 1996, 1995 and 1994 equaled $46,000, $83,000 and $204,000, respectively, with approximate weighted average interest rates of 4.8%, 9.9% and 6.9%, respectively. The maximum amount of short-term debt (Canadian funds) outstanding as of any month-end during 1996, 1995 and 1994 was $300,000, $200,000 and $425,000,
       respectively.

            The Canadian agreement requires the subsidiary to maintain specified financial ratios and minimum net worth levels. The maintenance of financial covenants may preclude the Canadian subsidiary's transfer of funds, by dividend or otherwise, to the U.S. parent company. All borrowings under the Canadian agreement are guaranteed by the Company and the Canadian bank has a security interest in the Canadian accounts receivable, inventory and machinery and equipment. Interest on the borrowings is based upon the Canadian prime rate.


       7.   Long-Term Debt


            Long-term debt consists of (in
            thousands):
                                                         1996      1995

            Revolving credit and term loan              $ 300  $  7,100
            agreement with a U.S. Bank.  Interest
            at prime rate plus 1/4% or LIBOR (8.5%
            at December 31, 1996).

            Term loan agreement with a U.S. Bank.         800     1,800
            Interest at prime rate plus 1/2% or
            LIBOR (8.19% at December 31, 1996).

            Industrial revenue bond held by an          8,000     8,000
            insurance company.  Interest is at a
            fixed rate of 8 7/8%.  Bond maturity
            is January 1, 2018.

            Industrial revenue bond.  Interest is      13,000         -
            variable (4.91% at December 31, 1996).
            The bonds are payable annually through
            December 1, 2021.

                                                      $22,100   $16,900
            Less - current maturities                   1,667     1,550

                                                      $20,433   $15,350


       U.S. Credit Agreement

            The Company's Credit Agreement dated December 22, 1992 with a U.S. bank provides for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000 term loan and for borrowing up to $2,000,000 under a demand line of credit.

            At December 31, 1996 borrowings of $300,000 were outstanding under the revolving portion of the Credit Agreement. The revolving portion converts, in whole or any portion, to a term note on March 31, 1999. Any principal balance of the revolver which is not converted is required to be repaid by the conversion date. Upon conversion, the term loan is payable in sixteen quarterly principal installments as follows: fifteen equal quarterly installments, each equal to the lesser of $250,000 or 2.5% of the principal balance of the revolver converted on the conversion date beginning April 1, 1999 and continuing to October 1, 2002 and one final payment on January 1, 2003 in an amount equal to the remaining balance of the term note. The Company must pay a commitment fee equal to 0.15% per annum on the unused portion of the revolving credit facility.

            At December 31, 1996 borrowings of $800,000 were outstanding under the term loan portion of borrowings under the Credit Agreement. The term loan is due in equal quarterly principal payments of $200,000 through January 1, 1998.

            In addition to the revolver and term loan under the Credit Agreement, the Company has a $2,000,000 demand line of credit. At December 31, 1996 no amounts were outstanding under this line of credit.

            Borrowings under the Credit Agreement bear interest at either a defined base rate, contingent upon the bank's prime lending rate, or a rate based on the London Interbank Offered Rate (LIBOR). The Company has the option to convert the interest rate on all or a portion of the principal of its borrowings from the base rate to the rate based on LIBOR. Interest is payable monthly.

            The U.S. Credit Agreement requires the Company to maintain certain financial covenants, including the maintenance of specified working capital; debt to tangible net worth ratios; minimum tangible net worth levels; a minimum current ratio; and minimum cash flow ratios. In addition, the agreement sets forth limits on capital expenditures and dividends. The agreement contains certain other covenants including restriction on mergers, consolidations and sales of assets. The Company is precluded from paying or declaring any dividends or other distributions on its Common Stock without written consent from its U.S. bank. The Company may declare Preferred Stock dividends not to exceed $100,000 in the aggregate in any fiscal year.

            As collateral for the U.S. Credit Agreement, the bank has security interest in all U.S. accounts receivable and inventory as well as certain additional assets of the Tonawanda, New York facility.

       Industrial Revenue Bonds

            The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company. The bonds mature on January 1, 2018 and require quarterly interest payments.
       The bonds bear interest, payable to a bank as trustee at a fixed rate of 8-7/8%. Amortization of principal commences in January, 1999 until maturity in the year 2018. The bond agreement contains certain restrictive covenants which are consistent with the covenants contained in the U.S. Credit Agreement.

            The Company is also liable for making payments with respect to $13,000,000 of Industrial Revenue Bonds issued by the Upper Illinois River Valley Development Authority for the construction of a desulfurization plant at the Company's Hennepin, Illinois facility. Bonds totaling $8,405,000 are tax-enhanced and mature December 1, 2021. The remaining bonds mature December 1, 2011. The bonds bear interest, which is payable periodically, in arrears, to a bank as trustee, at a variable rate determined by market rates for similar instruments at the time of adjustment. The bond agreement contains certain restrictive covenants which are consistent with the covenants contained in the U.S. Credit Agreement.

            In support of the $13,000,000 bond issue, the Company obtained a $13,000,000 letter of credit from its principal U.S. bank for the benefit of the trustee of the bonds. A letter of credit fee equal to 0.75% per annum is payable to the bank periodically, in arrears. The letter of credit expires in December 2001 and is renewable annually thereafter. The letter of credit agreement requires the Company to make voluntary redemptions of the bonds quarterly sufficient to redeem all of the bonds within 15 years. The letter of credit agreement also requires the Company to deposit with the bank, and to assign and pledge to the bank as collateral security, an amount equal to the Company's excess cash flow, as defined, up to a maximum of $4,333,333; however, such funds held in the deposit account may be used by the Company for the redemption of the bonds.


            Aggregate annual maturities of long-term debt are as follows:


                                     1997   $   1,667,000
                                     1998         867,000

                                     1999         989,000

                                     2000         997,000

                                     2001         997,000
                                     2002    $ 16,583,000
                                      and
                                   beyond


       8.   Income Taxes

            The components of income tax expense are as follows (in thousands):

                                          1996       1995       1994
               Current provision
               (benefit):
                 United States
                    Federal            $ 1,850    $ 1,226    $    68

                    State                  271        178         76
                 Foreign                   995        768        112

                    Total Current        3,116      2,172        256
               Deferred provision
               (benefit):
                 United States

                    Federal                (45)       494        152
                    State                    6        (36)        65

                 Foreign                    68        263        (47)
                    Total Deferred          29        721        170
                              Total    $ 3,145    $ 2,893    $   426

            The actual tax expense differs from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows (in thousands):


                                                 1996    1995   1994

       Computed expected tax expense           $3,137  $2,332 $  660
       Effect of differing tax rates
        applicable to foreign subsidiary
        income                                   (407)   (267)  (109)
       Utilization of Norwegian net operating
        losses not previously recognized            -       -   (149)

       Recognition of investment tax credits        -       -   (214)
       Effect of permanent differences             47       9    (16)
       State and Provincial taxes, net of         486     465    217
        Federal benefit
       Non-deductible environmental penalties       -       -    442
       Norwegian tax reserve                        -       -   (225)

       U.S. reserve for dividend repatriation       -     571      -
       Other                                     (118)   (217)  (180)
       Total income tax expense                $3,145  $2,893 $  426
       Effective tax rate                        34.1%   42.2%  21.9%


            Deferred income tax liabilities and assets include the following (in thousands):

                                                 1996     1995
              Deferred tax liabilities:

                 Excess tax depreciation       $ 2,044   $2,235
                 Norwegian tax assessment           59       59
              reserve

                 Dividend repatriation reserve     571      571
                 Pension and payroll accruals      114       52

              Gross deferred tax liabilities   $ 2,788   $2,917

              Deferred tax assets:
                 Norwegian NOL                     (53)    (180)

                 Inventory accounting methods      (38)    (192)
                 Accounts receivable and other     (47)     (22)
                  asset reserves

                 Post retirement accrual        (1,039)  (1,044)

                 Other, net                       (125)     (19)
              Gross deferred tax assets        $(1,302) $(1,457)

              Net deferred tax liability at    $ 1,486   $1,460
               end of year

            During the fourth quarter of 1996, the Company recorded an adjustment to reduce income tax expense related to quarters one, two and three of 1996 by approximately $433,000.

       9.   Capital Stock

            The Company has two classes of Common Stock. At December 31, 1996 there were 600,000 shares of $1 par value Common Stock authorized, of which 512,897 shares were issued and 481,995 shares were outstanding. At the same date there were 600,000 shares of $1 par value Class A Common Stock, of which 512,897 shares were issued and outstanding.

            Additionally, there were 100,000 shares of no par value Preferred Stock authorized. At December 31, 1996 there were 19,364 shares of Series A and 19,364 shares of Series B Preferred Stock outstanding.

            At December 31, 1996, the shares of Series A and Series B Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative annual cash dividends at the rate of $1.125 per share. The Series A and Series B Preferred Stock have a preference upon liquidation of $25.00 each per share. Each share of Series A and Series B Preferred Stock is convertible into 1.125 shares of Common Stock and Class A Common Stock, respectively. The shares of Common Stock, voting with the shares of the Series A Preferred Stock, have the right to elect one-half of the members of the Board of Directors and the shares of Class A Common Stock voting with the Series B Preferred Stock, owned by Wacker Chemical (USA), Inc. ("Wacker USA"), have the right to elect the remaining one-half of the members of the Board of Directors.

       10.  Pension and Other Retirement Benefits

            The Company sponsors contributory and non-contributory pension plans in the United States and Canada covering substantially all hourly and salaried employees with the exception of union employees at the Company's Hennepin plant, who are covered by a union-sponsored pension plan. The Company's U.S. defined contribution plan which covers all of its domestic salaried employees and its Canadian defined contribution plan covering substantially all Canadian employees, provide for the Company to make regular contributions based on salaries of eligible employees. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. Contributions to the U.S. defined contribution plan totaled $176,000 in 1996, $146,000 in 1995, and $147,000 in 1994.
       Contributions to the Canadian defined contribution plan were $78,000 in 1996, $66,000 in 1995 and $65,000 in 1994. The Company also provides a defined benefit plan for hourly employees at the Tonawanda plant. Benefits are based primarily on years of service. The Company's policy for this plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended. Total pension expense for all plans amounted to $393,000, $361,000, and $391,000 in 1996, 1995 and 1994,
       respectively.

            The Company also participates in a collectively bargained, union-sponsored multiemployer pension plan which benefits employees of the Company's Hennepin, Illinois facility who are union members. Company contributions to this plan were $139,000, $125,000 and $112,000 for 1996, 1995 and 1994, respectively. This plan is not administered by the Company. Contributions are determined in accordance with the provisions of the negotiated labor contract.

            The following table summarizes the funded status of the Company's Tonawanda hourly employees defined benefit plan and the related amounts recognized in the Company's consolidated balance sheet as of December 31, 1996 and 1995 (in thousands):


                                                      December 31

                                                     1996     1995
       Actuarial present value of accumulated
        benefit obligations, including vested
        benefit obligations of $1,539 at
        December 31, 1996 and $1,475 at           ($1,540) ($1,475)
        December 31, 1995
       Projected benefit obligations              ($1,540) ($1,475)
       Plan assets at fair value, primarily         2,421    2,036
        equity securities

       Plan assets in excess of plan obligations      881      561
       Unrecognized net loss at transition,
        being amortized over approximately 17         120      137
        years
       Unrecognized prior service cost                150      162
       Unrecognized gain arising since               (623)    (428)
        transition

       Prepaid pension expense                       $528     $432

       The actuarially computed pension cost for 1996, 1995 and 1994 included the following components (in thousands):

                                                     1996     1995      1994


       Service costs                                 $ 57     $ 54      $ 59
       Interest on projected benefit obligation       118      106       100
       Actual return on plan assets                  (464)    (404)      (54)

       Amortization of transition liability and       332      324       (18)
        deferrals

       Net periodic pension expense                  $ 43     $ 80      $ 87

            Unrecognized gain (losses) and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.

            An assumed discount rate of 8% has been used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 7%.

            Benefits under the Canadian subsidiary's pension plans are based on employee and employer matching contributions for defined contribution plan and years of service for the defined benefit plan. The Company has applied for the termination of the Canadian defined benefit plan with the Pension Commission of Ontario. Upon formal procedural approval by the Pension Commission of Ontario, the defined benefit plan will be terminated and a projection of the employees benefits at retirement age will be calculated and subsequently rolled over into the defined contribution plan. The defined benefit plan had a surplus of approximately $120,000 (Canadian) as of December 31, 1993, the date of the most recent actuarial valuation. Assets of the plan at December 31, 1996 and 1995 included 26,000 shares of the Common Stock of Exolon-ESK Company valued at $926,000 (Canadian) at December 31, 1996.

            In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. These benefits are subject to deductibles, co-payment provisions and other limitations. The Company may amend or change the plan periodically. The Company's policy is to fund these benefits on a pay-as-you-go basis.

            The amounts recognized in the Company's December 31, 1996 and 1995 balance sheets for its U.S. operations were as follows (in thousands):


                                                     December 31
                                                 1996            1995

        Accumulated postretirement
         benefits obligation:

             Retirees                         $1,045          $  887
             Fully eligible active               435             366

             Terminated participants not          40              39
             yet receiving benefits
        Total accumulated postretirement      $1,520          $1,292
         benefits obligation

        Unrecognized prior service cost           25               -

        Unrecognized gain                       (302)           (623)

        Accrued postretirement benefit        $1,797          $1,915
         obligation

        Net periodic postretirement benefit costs for 1996, 1995 and 1994 included the following components (in thousands):

                                                1996   1995     1994

        Service cost - benefits earned          $ 11   $ 12     $ 14
        Interest cost                             98     92      115

        Amortization                             (33)   (42)      (4)
        Net periodic postretirement             $ 76   $ 62     $125
        benefit cost


            For measuring the postretirement benefit obligation as of December 31, 1996 an 8% annual rate of increase in health care rates was assumed for the next 6 years and 6% per year thereafter applicable to Blue Cross and Medicare Reimbursements. It was also assumed that reimbursable expenses for post-1990 retirees would be at least equal to the dollar reimbursement limitation. Increasing the annual rate of increase in health care rates by one percentage point would increase the accumulated post-retirement obligation by $53,000 and would increase the periodic post-retirement cost by $8,000. Group life insurance premiums and limitations on dollar reimbursements (applicable to post-1990 retirees) are not assumed to be subject to increases. An assumed discount rate of 8% has been used in determine the actuarial present value of the projected benefit obligation.

            Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

            The Company's Canadian subsidiary also provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service requirements. The Company adopted SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions effective January 1, 1995 for its Canadian subsidiary and recognized the initial obligation as a one-time, after-tax charge to earnings of $502,000 (net of income tax effect of $282,000) in the year ended December 31, 1995.

            The amounts recognized in the December 31, 1996 and 1995 balance sheets were as follows (in thousands):


                                                          December 31
                                                        1996      1995

        Accumulated postretirement benefits
        obligation:

             Retirees                                $   885   $   445
             Fully eligible active participants          323       151

        Total accumulated postretirement benefits    $ 1,208   $   596
        obligation

        Unrecognized net loss (gain)                     446      (233)
        Accrued postretirement benefit obligation    $   762   $   829


        Net periodic postretirement benefit costs for 1996 and 1995 included the following components (in thousands):



                                                       1996       1995


        Service cost - benefits earned during the       $ 10      $ 13
         period
        Interest cost                                     45        61

        Amortization                                     (17)      (42)

        Net periodic postretirement benefit cost        $ 38      $ 74

            The pro forma effect of the change on years prior to 1995 was not determinable.

            For measuring the post-retirement benefits obligation, an 8% annual rate of increase in the health care rates was assumed for the next 5 years and 6% per year thereafter. Increasing the annual rate of increase in the health care rates by one percentage point in each year would increase the accumulated post-retirement benefits obligation by $108,000 and would increase the periodic post-retirement benefits cost by $12,000. The group life insurance premiums are not assumed to be subject to increase. An assumed discount rate of 8% was used.

            Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

            The Company's current policy is to fund these benefits on a pay-as-you-go basis.

            The accrued postretirement benefits obligation has been recorded in the Company's balance sheet as follows (in thousands):


                                                     December 31
                                                    1996      1995

                    Accrued expenses              $  130    $  136

                    Accrued postretirement         2,429     2,608
                                                  $2,559    $2,744


       11.  Related Party Transactions

            The Company purchased combined totals of $3,740,000, $4,320,000 and $2,626,000 of products from its affiliates, Elektroschmelzwerk Kempten GmbH, and its Norwegian joint venture during 1996, 1995 and 1994, respectively.

            The Company has a royalty agreement with an affiliate of a shareholder of the Company as described in Note 12(b).

       12.  Commitments

            a.   Lease agreements

            The Company leases certain machinery and equipment under operating leases. Amounts charged to expense for the years ended December 31, 1996, 1995 and 1994 were $428,000, $370,000 and $351,000, respectively. Total minimum lease payments, at December 31, 1996, under operating leases are summarized as follows (in thousands):


                               1997        $363,000
                               1998         312,000
                               1999          96,000

                                           $771,000


            b.   Royalty agreements

            The Company was party to a royalty agreement which expired in 1996 and covered production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a new furnace plant. The Company is also party to a separate royalty agreement which covers production of specialty product for refractory market, and expires April 30, 2001. This Agreement is currently the subject of litigation as outlined under Note 13(b)(ii) on page 34 in this Form 10-K Report. Royalty expense in U.S. dollars amounted to $419,000, $725,000 and $543,000 in the years ended December 31, 1996, 1995 and 1994, respectively.

       13.  Contingencies

            a.   Environmental issues

                 (i)  Hennepin, Illinois Plant

            On October 6, 1994, the Company entered into a Consent Order (the Consent Order ) with the Illinois Attorney General and the Illinois
       Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System
       ( CEMS ) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit. The Company obtained final approval for a construction permit to implement the BACT during 1996. The Company purchased a 20 acre parcel of land adjacent to its property in 1995 and construction has commenced.

            Under the terms of the Consent Order the Company has also agreed to pay a civil penalty of $1,300,000, payable in installments of $260,000 each on November 1, 1994, April 1, 1995, February 1, 1996,
       January 1, 1997 and November 1, 1997. The Company recorded an expense of $1,300,000 in the year ended December 31, 1994, which represents the civil penalty.

            In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $13,000,000 to $14,000,000 over the next two years. As of December 31, 1996, the Company has incurred approximately $4,340,000 of capital costs related to the facility improvements. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order. The cost of these required capital improvements is being financed with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

            The Company's joint venture appointed a project group to complete a study and define a project to minimize sulfur and dust emissions which was presented to the Norwegian State Pollution Control Authority on March 1, 1995. The Authority has prepared an internal study of the report and the Authority's draft for new concessions was presented to the joint venture in February 1996. Based on a consensus for the metallurgical industry, the joint venture has initiated discussions with the Authority to obtain acceptable emissions levels. The costs associated with the implementation of environmental expenditures are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture.

            b.   Legal matters

                 (i) Federal Proceedings and Related Matters

            In February 1994, the Company, its former President, its former Executive Vice President and certain other parties were the subject of an indictment under federal antitrust laws (the "Antitrust Proceedings") which alleged, among other things, that: (a) prior to the mid-1980's and from the mid 1980's continuing into 1992, the defendants and unnamed co-conspirators entered into and engaged in a combination and conspiracy to fix the prices of artificial abrasive grain in restraint of interstate trade; (b) during the same period, the Company and its former President willfully violated the terms of a Consent Decree dated November 16, 1948 against the Company and its officers, which permanently enjoined them from entering into conspiracies or combinations to fix prices of artificial abrasive grain; and that (c) the Company's former Executive Vice President destroyed documents and made false declarations in response to a grand jury subpoena issued in an investigation of price fixing for artificial abrasive grain. On July 12, 1996 a Plea Agreement was executed by the United States Department of Justice and the Company in full settlement of the Criminal Antitrust Proceedings pending against the Company. The Plea Agreement was approved by the Federal District Court for the Western District of New York, and sentencing occurred on December 9, 1996. In accordance with the Plea Agreement, the Company pled guilty to contempt of court in violation of the 1948 Consent Decree described in (b) above. All other charges against the Company were dismissed. The Company paid a fine of $100,000 and a $200 special assessment. There are no conditions of probation or any further penalties. In addition, all antitrust and consent decree violation charges against individual former officers of the Company as set forth in (a) and (b) above were dismissed.

            On December 8, 1994, in an ex parte proceeding the U.S. Defense Logistics Agency (the "DLA") issued a Memorandum of Decision that temporarily suspended the defendants in the Antitrust Proceedings from contracting with the U.S. Government under procurement or non-procurement programs pending the completion of the Antitrust Proceedings. On January 31, 1995, the DLA amended the Memorandum of Decision (as amended, the "DLA Suspension") to include under the DLA Suspension sixteen alleged affiliates of the defendants including the Company's subsidiary, Exolon-ESK Company of Canada Ltd., and Orkla Exolon KS, the Norwegian partnership in which the Company's subsidiary, Norsk Exolon AS, has a 50% partnership interest. The DLA Suspension alleges as causes for the suspension (i) the indictments of the parties in the Antitrust Proceedings, and (ii) on separate occasions in October and November of 1994 the Company's former President and former Executive Vice President individually made alleged false certifications in DLA sales contracts denying the existence within the past three years of any indictments of the kind involved in the pending Antitrust Proceedings. A jury trial on a separate criminal complaint against the Company and the former Executive Vice President based on the alleged false certifications in DLA sales contracts found the Company and the former Executive Vice President not guilty of all charges.

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

            The DLA Suspension, for so long as it remains in force, will prevent the Company from purchasing crude abrasive grains from U.S. Government stockpiles, but it is not otherwise expected to impact the Company's operations as the Company does not deal with the U.S. Government as a contractor or subcontractor. As long as there is an adequate supply of crude abrasive grains and the U.S. Government does not sell this grain from its stockpiles at below market prices, the DLA Suspension is not expected to have a material adverse effect on the Company's operations. Presently, and for at least the next one year period, the Company expects crude abrasive grains to be in adequate supply. However, the Company is unable to predict under what circumstances the U.S. Government might choose to sell from its stockpiles. If it were to undertake an aggressive program of selling abrasive grains at below market prices, the Company could be placed at a disadvantage in relation to its competitors. The Company is actively seeking to have the DLA suspension lifted as it has favorably resolved all federal criminal litigation resulting in the suspension.


            On October 18, 1994, a lawsuit was commenced in the U.S. District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains, in violation of Section 1 of the Sherman Act, 15 U.S.C. S 1. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

            In addition to the potential liabilities that the Company may experience in the legal proceedings brought by these third parties, the Company may incur material expenses in defending against the actions, and it may incur such expenses even if it is found to have no liability for any of the charges asserted against it.

                 (ii)  Exolon-ESK Company of Canada, Ltd.

            An action for damages was brought against Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. by International Oxide Fusion Inc. of Niagara Falls, Ontario in December, 1996. This action has been brought on the basis that the Thorold, Ontario facility is in the possession of technology that was provided in 1990 to Exolon-ESK Company to produce MagChrome and Fused MgO and has refused to pay further royalty payments. International Oxide Fusion Inc. claims damages for loss of royalty payments from the furnaces in Thorold, Ontario which they allege use this technology. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. have filed a Statement of Defense and Counterclaim against International Oxide Fusion Inc., Edward J. Bielawski, Robert Thiel (the principals of International Oxide Fusion Inc.), Thomas Farr and Fusion Unlimited (Niagara) Inc. which was issued in January, 1997 in Toronto, Ontario. At this time, the Company is not in a position to reasonably estimate the range of any loss or gain. The Plaintiffs seek approximately $182 million as damages, which management considers to be beyond any reasonable understanding. The Company's counterclaim is in the amount of approximately $22 million.

            In June 1993, the Company commenced a legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Canadian Case ). The Company is seeking $2,000,000 in damages together with such other damages that may be determined. While actions against several Defendants have been dismissed, we have received a $40,000 recovery and expect a minimum recovery of an additional thirty-five thousand dollars ($35,000.00) from at least one remaining defendant and $164,000 from another defendant beyond that. A reasonable estimation of any further potential recovery, if any, cannot be made at this time.

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

       14.  Fair Value of Financial Instruments

            The carrying amounts reported in the Company's balance sheets for cash and restricted cash equivalents approximate fair value. The carrying amounts reported in the Company's balance sheets for long-term debt, including current portion, approximate fair value, as the underlying long-term debt instruments are comprised of notes that are repriced on a short-term basis, except for a fixed rate industrial revenue bond for which the interest rate approximates current interest rates for similar borrowings.

       15.  Quarterly Financial Data (unaudited)

            Summarized quarterly financial data for 1996, 1995 and 1994 is as follows:


                                                      Quarter
       (thousands of dollars except    First    Second     Third    Fourth
       per share amounts)

       Year Ended December 31, 1996

       Net Sales                     $19,846   $19,739   $18,903   $18,971
       Gross Profit Before             4,543     4,695     4,274     4,327
        Depreciation

       Net Income                    $ 1,410   $ 1,604   $ 1,074   $ 1,992
       Primary Earnings Per Common     $1.45     $1.65     $1.10     $2.07
        Share

       Primary Earnings  Per Class     $1.36     $1.55     $1.04     $1.95
        A Common Share

       Year Ended December 31, 1995
       Net Sales                     $17,177   $17,131   $17,094   $17,190

       Gross Profit Before             3,778     3,922     4,052     3,628
        Depreciation

       Earnings Before Cumulative        938     1,014     1,175       837
        Effect of Accounting Change

       Cumulative Effect of             (762)        -         -       260
        Accounting Change

       Net Income                   $    176   $ 1,014   $ 1,175   $ 1,097
       Primary Earnings Per Common
        Share Before Cumulative        $0.96     $1.04     $1.21     $0.86
        Effect of Accounting Change

       Cumulative Effect of            (0.79)        -         -      0.27
        Accounting Change
       Primary Earnings Per Common     $0.17     $1.04     $1.21     $1.13
        Share

       Primary Earnings Per Class A
        Common Share Before            $0.90     $0.98     $1.14     $0.80
        Cumulative Effect of
        Accounting Change

       Cumulative Effect of            (0.74)        -         -      0.25
        Accounting Change
       Primary Earnings  Per Class     $0.16     $0.98     $1.14     $1.05
        A Common Share

       Year Ended December 31, 1994
       Net Sales                     $14,155   $15,252   $15,185   $14,902

       Gross Profit Before             2,644     3,159     3,435     3,625
        Depreciation

       Net Income (Loss)             $   121   $    75    $ (171)  $ 1,491
       Primary Earnings (Loss) Per     $0.11     $0.07    $(0.17)    $1.52
        Common Share

       Primary Earnings (Loss) Per     $0.11     $0.06    $(0.16)    $1.43
        Class A Common Share


       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Reference is made to the form 8-K's dated October 12, 1994 and October 24, 1994 which are hereby incorporated herein by reference.

                                      PART III


       Item 10.  Directors and Executive Officers of the Registrant

            See the information relating to directors and officers of the Company under the captions "Election of Directors", contained in the Company's definitive Proxy Statement dated April 1, 1997 relating to the Annual Meeting of Shareholders to be held on April 30, 1997, which is hereby incorporated by reference.

       Item 11.  Executive Compensation

            See the information relating to "Compensation of Executive Officers" presented in the Company's definitive Proxy Statement dated April 1, 1997 relating to the Annual Meeting of Shareholders to be held on April 30, 1997, which is incorporated herein by reference, except that information appearing under the headings "Report of the Executive Committee on Executive Compensation" and "Summary Share Performance Graph" is not incorporated herein and should not be deemed to be included in this document for any purpose.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

            See the information relating to directors and officers of the Company under the captions "Security Ownership of Certain Beneficial Owners and Management", contained in the Company's definitive Proxy Statement dated April 1, 1997 relating to the Annual Meeting of Shareholders to be held on April 30, 1997, which is hereby incorporated by reference.

       Item 13.  Certain Relationships and Related Transactions

            See the information relating to directors and officers of the Company under the captions "Certain Related Party Transactions", contained in the Company's definitive Proxy Statement dated April 1, 1997 relating to the Annual Meeting of Shareholders to be held on April 30, 1997, which is hereby incorporated by reference.



                                         PART IV
                   Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a) The following documents are filed as part of this
                   report

                                                             Page In
                                                            Form 10-K

                1) Report of Independent Auditors:              13

                   Financial Statements:
                   Consolidated Statements of
                   Operations, three years ended                14
                   December 31, 1996

                   Consolidated Balance Sheets at               15
                   December 31, 1996 and 1995

                   Consolidated Statements of Cash
                   Flows, three years ended December 31,        16
                   1996

                   Consolidated Statements of Changes in
                   Stockholders' Equity, three years            17
                   ended December 31, 1996

                   Notes to Consolidated Financial            18-36
                   Statements

                2) Financial Statement Schedule for
                   three years ended December 31, 1996:

               II. Valuation and qualifying accounts            41


                   All other required schedules have
                   been omitted because they do not
                   apply to the Company.


        Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (Continued)

        (a) (3) Exhibits

        Exhibit   Description                  Reference
          No.

        3A       Certificate of Amendment of   Exhibit 3A
                 Restated Certificate of
                 Incorporation dated April
                 30, 1997
        3A(1)    Certificate of Merger         Exhibit 3A(1) to the
                                               Report on Form 10-K for
                                               the year ended December
                                               31, 1995*

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

        3I       Restated Bylaws containing    Exhibit 3I
                 all previous amendments
                 adopted

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

        10D(23)  Revolving Credit Agreement    Exhibit 10D(23) to the
                 dated December 22, 1992       Report on Form 10-K for
                                               the year ended December
                                               31, 1992*

        10D(23)A Amendment Credit Agreement    Exhibit 10D(23)A
                 dated December 1, 1996

        10D(24)  Industrial Revenue Bond       Exhibit 10D(24) to the
                 Agreement dated January 1,    Report on Form 10-K for
                 1993.                         the year ended December
                                               31, 1992*

        10D(25)  Industrial Revenue Bond Loan  Exhibit 10D(25)
                 Agreement dated December 1,
                 1996

        10D(26)  Building Loan Agreement       Exhibit 10D(26)
                 dated December 1, 1996

        10F      Stockholder's Agreement       Exhibit 10F to the
                 dated as of April 26, 1984    Report on Form 10-K for
                 between the Registrant and    the year ended December
                 Wacker Chemical Corporation   31, 1995*

        10G      Restated License Agreement    Exhibit 10G to the
                 dated as of April 26, 1984    Report on Form 10-K for
                 among Elektroschmelzwerk      the year ended December
                 Kempten GmbH, ESK             31, 1995*
                 Corporation and the
                 Registrant

        10H      Distributorship Agreement     Exhibit 10H to the
                 dated April 27, 1984 between  Report on Form 10-K for
                 Elektroschmelzwerk Kempten    the year ended December
                 GmbH, and the Registrant      31, 1995 *

        10I      Indemnification Agreement     Exhibit 10I to the
                 dated as of December 15,      Report on Form 10-K for
                 1984 between Wacker Chemical  the year ended December
                 Corporation and the           31, 1995*
                 Registrant

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

        (b)      Reports on Form 8-K:

                 None.

        (c) All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).

        (d)      Separate Financial Statements of Subsidiary Not
                 Consolidated and 50% Owned

                 See the accompanying index to Orkla Exolon KS financial statements and financial statement schedules on pages 49-64.

        * Incorporated herein by reference.


                         Exolon-ESK Company and Subsidiaries
                          Valuation and Qualifying Accounts
                         Three Years Ended December 31, 1996
                               (thousands of dollars)

                                           Additions
                                 Balance    Charged
                                   at       to Costs                Balance
             Description        Beginning     and                   at End
                                 of Year    Expenses  Deductions    of Year

        Deducted from assets -
             Allowance for
             doubtful accounts

        Year ended December       $419        $70       $13 (a)      $502
         31, 1996

        Year ended December       $309        $110        --         $419
         31, 1995
        Year ended December       $307        $20      ($18)(a)      $309
         31, 1994


        Allowance for slow-
        moving and obsolete
        inventory

        Year ended December       $136        $161        --         $297
         31, 1996

        Year ended December       $136         --         --         $136
         31, 1995
        Year ended December       $616         --        $480        $136
         31, 1994

       (a) Uncollectible accounts written off, net of recoveries.



       Orkla Exolon KS, Orkanger - Norway


       Index to Financial Statements

                                                                        Page

         Report of independent auditors                                 43

         Balance sheets at December 31, 1996 and 1995                   44

         Statements of income and retained earnings for the three
         years ended December 31, 1996, 1995 and 1994                   46

         Statements of cash flows for the three
         years ended December 31, 1996, 1995 and 1994                   47

         Notes to the financial statements                              49

         Financial schedules for the three years
         ended December 31, 1996, 1995 and 1994:

            II  Valuation and qualifying accounts and reserves          56

         All other schedules are omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

       To the Partners of

       Orkla Exolon KS

                                                  Trondheim, January 27, 1997


       Report of Independent Auditors.

       We have audited the accompanying balance sheets of Orkla Exolon KS as of December 31, 1996 and 1995, and the related statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and related schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Orkla Exolon KS as of December 31, 1996 and 1995, and the results of its operations and cash flows for the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index to financial statements are presented for purposes of complying with the Securities and Exchange Commission' s rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole .

       ERNST & YOUNG - TRONDHEIM AS

       Hans J Jonassen
       State Authorized Public Accountant, (Norway)

       BALANCE SHEET AT DECEMBER 31st


       Assets                                        NOK 1996     NOK 1995

       Current

       Cash                                         8,850,868   14,461,939

       Trade receivables, less allowance for
         doubtful accounts of NOK 343,000 in 1996  22,645,379   16,499,168
         and NOK 266,000 in 1995

       Other accounts receivable and prepayments    1,996,892    2,776,714
       Receivable from related parties     (Note 4) 5,008,807    5,570,011
       Inventories                         (Note 3)26,980,000   20,194,000

        Total current assets                       65,481,946   59,501,832


       Long-Term Receivables and Other Assets
                                           (Note 5) 7,475,205    7,025,136

       Property, Plant and Equipment

       At cost
        Land                                          507,930      507,930

        Buildings                                  18,127,175   18,127,175
        Machinery, equipment and installations     47,136,413   43,779,235
                                                   65,771,518   62,414,340

       Accumulated depreciation                   (37,779,588) (35,989,310)

        Net property, plant and equipment          27,991,930   26,425,030

       Total assets                               100,949,081   92,951,998



       The accompanying notes are an integral part of these financial statements.


       BALANCE SHEET AT DECEMBER 31st

       Liabilities and Partners' Interest             NOK 1996     NOK 1995

       Current Liabilities

       Bank indebtedness                   (Note 6) 3,000,000    3,000,000
       Accounts payable and accrued expenses       14,447,518   14,960,958
       Portion of long-term debt repayable
        within one year                    (Note 7)   483,334      483,334

        Total current liabilities                  17,930,852   18,444,292

       Long-Term Debt

       Mortgage loans                      (Note 7) 4,591,665    5,074,999
       Portion repayable within one year   (Note 7)  (483,334)    (483,334)

        Total long-term debt                        4,108,331    4,591,665

       Partners' Interest

       Paid-in capital                     (Note 8)11,349,100   11,349,100
       Retained earnings                           67,560,798   58,566,941

        Total partners' interest                   78,909,898   69,916,041

        Total liabilities and partners' interest  100,949,081   92,951,998

       Commitments and Contingent Liabilities         (Note 9)



       The accompanying notes are an integral part of these financial statements

       STATEMENTS OF INCOME AND RETAINED EARNINGS
       FOR THE YEARS ENDED DECEMBER 31st

       Income from Operations       NOK 1996         NOK 1995    NOK 1994

       Sales                      106,157,825     103,426,909   96,220,973
       Cost of sales exclusive of
       depreciation shown below    84,023,411      78,782,750   79,020,248

        Gross income               22,134,414      24,644,159   17,200,725

       Depreciation                 2,581,303       2,129,670    1,597,094
       Selling, general and
        administrative expenses    11,189,839      12,742,064    9,129,804
       Bad debts, net                  77,000        (107,430)      94,260

        Income from operations      8,286,272       9,879,855    6,379,567

       Other Income / Expense

       Interest on mortgage loans
         and bank overdraft          (502,782)       (394,659)    (631,827)
       Interest income                484,312         489,941      156,774
       Foreign exchange gain / loss   726,055         103,165     (245,073)

        Income / loss from other
          activities                  707,585         198,447     (720,126)

        Income for the year         8,993,857      10,078,302    5,659,441

        Retained earnings at
          January 1st              58,566,941      48,488,639   42,829,198

        Retained earnings at
          December 31st            67,560,798      58,566,941   48,488,639


       The accompanying notes are an integral part of these financial statements.

       STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31st


       Cash Flows from Operating Activities
                                     NOK 1996        NOK 1995     NOK 1994

       Net income                   8,993,857      10,078,302    5,659,441

       Adjustments to reconcile net income to net cash provided by operating activities:

        Depreciation                2,581,303       2,129,670    1,597,094
        Gain / Loss sale property,
          plant & equipment          (143,005)       (250,000)    (452,521)

        Change in assets and liabilities:

        Increase / Decrease in
          receivables and
          prepayments               (4,805,185)       154,370    1,302,797
        Increase / Decrease in
          inventories              (6,786,000)        766,000      892,000
        Increase / Decrease in
          pension benefit plan /
          prepaid pension premiums   (450,069)       (559,000)    (585,129)
        Increase / Decrease in
          accounts payable and
          accrued expenses           (513,440)      1,631,531    1,557,980

                                  (10,116,396)      3,872,571    4,312,221

        Cash flow from operating
          activities               (1,122,539)     13,950,873    9,971,662


           STATEMENT OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31st


       Cash Flow from Investment Activities
                                      NOK 1996       NOK 1995     NOK 1994

       Capital expenditures         (4,266,203)    (8,641,711)  (2,575,169)
       Sale of property, plant
         and equipment                261,005         250,000      715,000

        Cash flow from investment
         activities                (4,005,198)     (8,391,711)  (1,860,169)


       Cash Flow from Financial Activities

       Increase in bank indebtedness        0               0    2,282,000
       Repayment of long-term debt   (483,334)       (483,334)  (2,230,762)

        Cash from financial
         activities                  (483,334)       (483,334)      51,238

       Net increase (decrease) in
         cash and cash equivalents  (5,611,071)     5,075,828    8,162,731

       Cash and cash equivalents
         at the beginning of year  14,461,939       9,386,111    1,223,380

       Cash and cash equivalents
         at the end of year         8,850,868      14,461,939    9,386,111


       Supplemental disclosure of cash flow information


       Cash paid during the year
         for interest:                443,312         403,178      584,058

       The accompanying notes are an integral part of these financial statements.

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

       b.   Inventories

          Finished goods and work in progress are stated at the lower of average production cost and market. Cost comprises raw materials,
          power, direct labor and manufacturing overhead.   Raw materials and
          supplies are stated at the lower of average purchase cost and market. Cost comprises materials, freight and handling.

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

       d.   Translation of foreign currencies

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

       f.   Revenue recognition

          Net sales for goods and services are recorded at the time of delivery. The amount reported in the statement of income exclude VAT, discounts and bank fee regarding customers.

       g.   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       3)   Inventories

          Inventories consist of:              1996       1995         1994

          Finished Goods                 12,735,000  7,385,000    7,895,000
          Work in progress               10,345,000  8,937,000    8,469,000
          Raw materials                   2,365,000  2,836,000    2,800,000
          Supplies (net)*)                1,535,000  1,036,000    1,796,000

                                         26,980,000 20,194,000   20,960,000

          *) Supplies are included net of an obsolescence provision of NOK 1 282 000.

       4)   Related Party Transactions

          Amounts receivable from/payable to related parties consist of:

                                               1996       1995         1994
          Receivable from:
          The Exolon - ESK Company,
           New York, USA                    308,668    963,436      522,343
          Orkla Exolon AS                 4,700,139  4,606,575    4,691,889
          Norsk Exolon AS                         0          0            0

           Total receivable from
            related parties               5,008,807  5,570,011    5,214,232

          Payable to:
          Orkla AS                            2,000    106,440       76,600

          Sales

          Exolon-ESK Company              4,382,908  5,255,893    5,567,746
          ESK Germany                             0          0      679,386

           Total sales to related
            parties                       4,382,908  5,255,893    6,247,132

          The Exolon - ESK Company, New York, USA is the ultimate holding company of Norsk Exolon AS. Norsk Exolon AS is a limited partner (50% interest) in Orkla Exolon AS, with another Norwegian company owning the remaining partnership interest.

          Purchases

          Purchases of goods and services from related parties during the year were as follows:

                                               1996       1995         1994

          Orkla AS                          318,250    341,607      337,633
          Borregaard                      1,449,534    297,422            0
          The Exolon - ESK Company,
           New York, USA                          0          0            0
          Elektroschmelzwerk, Kempten,
           Germany                          795,965    371,500      215,100

           Total purchases from related
            parties                       2,563,749  1,010,529      552,733


       5)   Additional Pension Plan Disclosures

          1.  Description of the plan
          The pension plan covers all groups of employees in the company, (92 current employees and 75 pensioners). The benefit is based on years of service and final salary levels. Plans are administrated by the independent insurance company Uni Storebrand.
          The assumptions used are:

          Discount rate                                      6.0 %
          Assumed rate of return - plan assets               7.0 %
          Salary increase                                    3.0 %
          Assumed pension increase                           2.0 %

          Average social security tax                       14.1 %

          Funded plan assets are primarily invested as follows:

          Governmental- or governmental guaranteed bonds   app.  45.0 %
          Domestic and foreign shares                      app.  20.0 %
          Private marked loans, within 60 % of appraised
           loan value on real estate                       app.  20.0 %
          Real estate investments                          app.  10.0 %
          Short term investment                            app.   5.0 %

          2. Net periodic pension cost recognized as expense for the periods presented.

                                                         1996         1995

          Service cost component                     (502,282)    (387,000)
          Interest cost component                  (1,147,845)    (990,000)
          Actual return on plan assets for the
           period                                   1,891,196    1,715,000
          Amortization of transitlongitude assets     196,640      197,000
          Net total of other components                12,359       12,000
                                                     ________      ________
          The net periodic pension cost (-)
           return (+)                                 450,068      547,000
                                                     ========       =======
          3. Funding status

          Fair value of plan assets                28,282,035   26,286,000
          Pension benefit obligations
          Projected benefit obligation             (1,805,588)           0
          Accumulated benefit obligation          (18,349,040) (17,434,000)
          Vested benefit obligation                         0            0
          Amount of unrecognized prior
          service cost                                      0            0
          Amount of unrecognized net gain or loss    (348,487)  (1,314,149)
          Amount of remaining unrecognized net
           obligations/ net assets existing at
           the date of initial application           (201,087)    (213,446)
          Amount of additional liabilities
           recognized pursuant to the minimum
           liabilities provisions                           0            0
          Rest revaluation of pension premium fund   (102,628)    (299,269)
          Amount of net pension asset recognized in
          the balance sheet.                        7,475,205    7,025,136
                                                     =========   =========

       6)   Bank Indebtedness

          The company has an overdraft facility of NOK 3,000,000. The company pays a commission on the total facility of 1%. Interest on the amount utilized is the banks prime rate + 0.5%. In addition, the bank is committed to lend the company up to NOK 3,000,000 in equivalent DEM amount until June 23, 1997. The interest rate is LIBOR +1.0%. These loan-facilities are secured on properties, plant and equipment, raw materials, work in progress and finished goods. Unused line of credit at December 31, 1996 was NOK 3,000,000 and NOK 3,000,000 at December 31, 1995.


       7)          Long-Term Debt

         Long-term debt consist of:
                                    Interest
       Lender      Security         rate           1996     1995     1994


         SND       First mortgage      6.80%  4,591,667 5,075,000 5,558,333
                   (Buildings, machinery
                   and equipment)             _________ _________ _________

         Mortgage loans as of December 31st   4,591,667 5,075,000 5,558,333

          Repayment terms

                            1997                      483,334
                            1998                      483,334
                            1999                      483,334
                            2000                      483,334
                            2001    onwards         2,658,331


       8)   Paid-in Capital

          The paid-in capital is as follows:
                                                 Share in
                                                 partnership         NOK

          Norsk Exolon AS, Orkanger              42.3285%         4,803,900
          Orkla AS, Oslo                         42.3285%         4,803,900
          Orkla Exolon AS, Orkanger              15.3430%         1,741,300

                                                100.0000%        11,349,100


       9)   Commitments and Contingent Liabilities

          The Norwegian State Pollution Control Authority (SFT) has presented new environmental standards for the company .

          Formally the new standards are to be approved by the Norwegian government before they are set into force which is expected to be executed in 1997.

          The new standards will demand reductions in dust- and sulfur emission.

          In order to retain future permission for sulfur, SO2 and dust emission the company has to meet the requirements from the government within a period of 5 year from formal approval of the new standards.

          There are uncertainties connected to which technological methods to use to meet environmental requirements. The necessary future investments are preliminary estimated to NOK 35,000,000.

       10)  Unrecorded Adjustments

          The adjustments shown below have been made to present the accompanying financial statements in accordance with US generally accepted accounting principles and Exolon ESK company accounting principles:
                                                  Increase(+)/   decrease(-)in:
                                                     Statement     Retained
                                                     of income     earnings

          1996                                        512,468   10,182,585
          1995                                         16,579    9,670,117
          1994 *)                                     (56,955)   9,653,538
          1993 (Change in N GAAP re. Acc.
            principles for pensions)                 (261,450)
          1993 *)                                     766,758    9,971,943
          1992 **)                                 (9,667,305)   9,205,185

       *)  Differences in 1996 and 1995 is due to:
          Statement of income:                          1996         1995
          Effect of different depreciation rates      397,823     (392,421)
          Effect of different capital expenditures          0      200,000
          Effect on accounting of pension per FASB 87 196,640      209,000
          Effect on different loss/gain on disposal
           fixed assets                              (81,995)            0

                                                      512,468       16,579
          Retained earnings:
          Inventory obsolescence (supplies)        (1,282,000)  (1,282,000)
          Benefit plan per FASB 87                   (102,629)    (299,268)
          Fixed assets                             11,567,215   11,251,385
                                                   10,182,586    9,670,117

       **)The decrease in difference between retained earnings per US GAAP and local books in 1992 is mostly due to change in Norwegian accounting principles

         Valuation and Qualifying Accounts and Reserves
         Schedule II
                                                                    Realized
                                             Addition               losses
                                  Balance    charged                on
                                  at         to cost     Balance    accounts
                                  beginning  and         at end of  receiv-
        Classifications           of period  expenses    period     ables


        Year ended December 31,
        1996

        Allowance for doubtful       266,000     77,000    343,000         0
        accounts

        Inventory supplies         1,282,000          -  1,282,000         -
        obsolescence

        Year ended December 31,
        1995

        Allowance for doubtful       380,000  (114,000)    266,000     6,570
        accounts

        Inventory supplies         1,282,000          -  1,282,000         -
        obsolescence

        Year ended December 31,
        1994

        Allowance for doubtful       343,000     37,000    380,000    57,260
        accounts

        Inventory supplies         1,282,000          -  1,282,000         -
        obsolescence


       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       March 24, 1997                    EXOLON-ESK COMPANY


                                         By

                                               J. Fred Silver, President and
                                               Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        J. Fred Silver,               Michael H. Bieger,
        President and Chief           Vice President -
        Executive Officer             Finance and Chief
                                      Financial Officer



        Theodore E. Dann, Jr.   Chairman of the Board   March 24, 1997



        Brent D. Baird                 Director         March 24, 1997




        Craig A. Rogerson              Director         March 24, 1997




        Dr. Bernhard G. Frank          Director         March 24, 1997



        Dr. Hans Herrmann              Director         March 24, 1997




        Patrick W.E. Hodgson           Director         March 24, 1997





                                 EXHIBIT INDEX

      Exhibit     Description                  Reference
        No.

        3A        Certificate of Amendment of  Exhibit 3A
                  Restated Certificate of
                  Incorporation dated April
                  30, 1997

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

        3H Amendment of Certificate of Exhibit 3H to the Report Incorporation dated October on Form 10-Q for the
                  28, 1992                     quarter ended September
                                               30, 1992*

        3I        Restated Bylaws containing   Exhibit 3I
                  all previous amendments
                  adopted

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

        10D(23)   Revolving Credit Agreement   Exhibit 10D(23) to the
                  dated December 22, 1992      Report on Form 10-K for
                                               the year ended December
                                               31, 1992*

        10D(23)A  Amendment Credit Agreement   Exhibit 10D(23)A
                  dated December 1, 1996

        10D(24) Industrial Revenue Bond Exhibit 10D(24) to the Agreement dated January 1, Report on Form 10-K for
                  1993.                        the year ended December
                                               31, 1992*

        10D(25)   Industrial Revenue Bond      Exhibit 10D(25)
                  Loan Agreement dated
                  December 1, 1996

        10D(26)   Building Loan Agreement      Exhibit 10D(26)
                  dated December 1, 1996

        10F       Stockholder's Agreement      Exhibit 10F to the
                  dated as of April 26, 1984   report on Form 10-K for
                  between the Registrant and   the year ended December
                  Wacker Chemical Corporation  31, 1995*

        10G       Restated License Agreement   Exhibit 10G to the
                  dated as of April 26, 1984   report on Form 10-K for
                  among Elektroschmelzwerk     the year ended December
                  Kempten GmbH, ESK            31, 1995*
                  Corporation and the
                  Registrant

        10H       Distributorship Agreement    Exhibit 10H to the
                  dated April 27, 1984         report on Form 10-K for
                  between Elektroschmelzwerk   the year ended December
                  Kempten GmbH and the         31, 1995*
                  Registrant

        10I       Indemnification Agreement    Exhibit 10I to the
                  dated as of December 15,     report on Form 10-K for
                  1984 between Wacker          the year ended December
                  Chemical Corporation and     31, 1995*
                  the Registrant

        10M       Federal Indictments dated    Exhibit 10M to the
                  February 11, 1994            Report on Form 10-K for
                                               the year ended December
                                               31, 1993*

        11        Statement of computation of  Exhibit 11
                  per share earnings

        22        Subsidiaries of the          Exhibit 22
                  Registrant
        27        Financial Data Schedule      Submitted electronically

        * Incorporated herein by reference.