Form 10-Q
period 1997-03-31
EXOLON ESK CO
filed 1997-05-14
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
            (Mark    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]

             For the quarterly period ended         March 31,  1997

                                         OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934


          Commission file number                   1-7276
                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)


                  Delaware                            16-0427000
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

          As of May 12, 1997, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.

                         PART I - FINANCIAL INFORMATION

                          Item 1.  Financial Statements

                               Exolon-ESK Company
                      Condensed Consolidated Balance Sheet
                       (in thousands except share amounts)


                                                 (Unaudited)
       ASSETS                                      March 31,  December 31,
                                                        1997          1996
       Current assets:
            Cash                                        $109          $275
            Accounts receivable (less allowance
              for doubtful accounts of $402 in
              1997 and $502 in 1996)                   9,845         9,061

            Inventories                               18,439        18,439
            Prepaid expenses                             358           526
                                                      ______        ______
            Total Current Assets                      28,751        28,301
       Investment in Norwegian joint venture           5,824         5,812
       Property, plant and equipment, at cost         65,409        61,157
       Accumulated depreciation                     (43,526)      (42,772)
                                                    ________      ________
            Net property, plant and equipment         21,883        18,385
       Other assets                                    6,933         8,985
                                                     _______       _______
       Total Assets                                  $63,391       $61,483

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Notes payable                            $     -          $219

            Current maturities of long-term debt       1,467         1,667
            Accounts payable                           4,134         4,636
            Accrued expenses                           1,934         1,780
            Income taxes payable                         608           466
            Deferred income taxes                          -            50
                                                       _____         _____
                 Total Current Liabilities             8,143         8,818
       Deferred income taxes                           1,436         1,436
       Long-term debt excluding current
         installments                                 21,683        20,433
       Other long-term liabilities                     2,535         2,538

       Stockholders' equity:
            Preferred stock
                Series A - 19,364 shares issued          276           276
                Series B - 19,364 shares issued          166           166
            Common stock of $1 par value
             Authorized 600,000 shares,
             512,897 issued                              513           513

            Class A common stock of $1 par
             value - Authorized 600,000                  513           513
             shares, 512,897 issued
            Additional paid-in capital                 4,345         4,345
            Retained earnings                         24,335        22,999
            Cumulative translation adjustment          (186)         (186)

            Treasury stock, at cost                    (368)             -
                                                      ______        ______
                 Total Stockholders' Equity           29,594        28,258
                                                     _______       _______
       Total Liabilities and Stockholders'           $63,391       $61,483
         Equity                                      =======       =======


        The accompanying notes are an integral part of these statements.

                                 Exolon-ESK Company
                     Condensed Statements of Consolidated Income
                                      Unaudited
                       (in thousands except per share amounts)

                                                       Three Months
                                                      Ended March 31,
                                                         1997    1996
                                                      ------- -------
               Net Sales                              $20,191 $19,846

               Cost of Goods Sold                      15,608  15,303
                                                       ------  ------
                    Gross Profit Before Depreciation    4,583   4,543
                                                       ------  ------
               Depreciation                               755     773
               Selling, general & administrative
                 expenses                               1,330   1,397

               Research and development                    15       -
                                                        -----   -----
                                                        2,100   2,170
                                                        -----   -----
                    Operating Income                    2,483   2,373
               Other Expenses (Income):
                    Equity in (Earnings) before
                      income taxes of Norwegian
                      Jt. Venture                        (12)   (158)

                    Interest expense                      252     368
                    Miscellaneous (income) expense         87   (267)
                                                         ----   -----
                                                          327    (57)
                                                         ----   -----
                    Earnings before income taxes and
                      cumulative effect of
                      accounting change                 2,156   2,430
               Income tax expense                         808   1,020
                                                        -----   -----
                    Earnings before cumulative
                      effect of accounting change       1,348   1,410
               Cumulative effect of accounting change
                 (net of income tax benefit)                -       -
                                                        -----   -----
                     Net Earnings                      $1,348  $1,410
                                                       ======  ======
               PER COMMON SHARE:
                     Earnings before cumulative
                       effect of accounting change      $1.38   $1.45
                     Cumulative effect of accounting        -       -
                       change
                                                        -----   -----
                     Net Earnings                       $1.38   $1.45
                                                        =====   =====
               PER CLASS A COMMON SHARE:
                     Earnings before cumulative
                       effect of accounting change      $1.29   $1.36

                     Cumulative effect of accounting        -       -
                       change
                                                        -----   -----
                     Net Earnings                       $1.29   $1.36
                                                        =====   =====

                The accompanying notes are an integral part of these
                                     statements.

                                 Exolon-ESK Company
                   Condensed Statements of Consolidated Cash Flows
                                      Unaudited
                                   (in thousands)
                                                    Three Months Ended
                                                         March 31,

                                                      1997      1996
                                                      ----      ----
             Cash Flow from Operating Activities:
               Net earnings                            $1,336    $1,410
                 Adjustments to reconcile net
                   income to net cash
                   provided by operating
                   activities:
                   Depreciation                           755       773

                   Cumulative effect of change in
                      accounting for post-                  -         -
                      retirement benefits
                   Equity in (earnings) of
                      Norwegian joint venture              12     (158)
                   (Gain) on fixed asset disposals                (150)
                   Deferred income taxes                    -         -

                   Change in Assets and Liabilities:
                   (Increase) decrease in:
                       Accounts receivable              (784)   (1,467)
                       Inventories                                1,206
                       Prepaid expenses                   167     (372)

                       Cash equivalents restricted
                         for capital expenditures       2,132         -

                       Other assets                      (92)      (43)
                    (Decrease) Increase in:

                       Accounts payable                 (502)   (1,652)
                       Accrued expenses                   154        96
                       Income taxes payable                92       694
                       Other long-term liabilities        (3)      (46)
                                                        -----     -----
             Net Cash Provided (Used) by Operating
                Activities                              3,267       291


             Cash Flow from Investing Activities:
                 Additions to property, plant and     (4,253)     (743)
                   equipment
                 Proceeds from fixed asset                  -       216
                   disposals
                                                      -------    ------
             Net Cash (Used) for Investing
               Activities                             (4,253)     (527)
             Cash Flow from Financing Activities:
                 Borrowings (repayments) on
                  long-term construction financing
                  loans and revolving credit
                  agreement                               831     (200)
                 Dividends paid                          (11)         -
                                                       ------     -----
             Net Cash Provided (Used) by Financing
               Activities                                 820     (200)


             Net (decrease) in cash                     (166)     (436)
             Cash at beginning of period                  275       440
                                                        -----     -----
             Cash at end of period                       $109        $4
                                                        =====     =====

                The accompanying notes are an integral part of these
                                     statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The financial information is prepared in conformity with generally accepted accounting principles and such principles are applied on a basis consistent with those reflected in the 1996 Form 10-K filed with the Securities and Exchange Commission. The financial information included herein, has been prepared by management without audit by independent certified public accountants. The information furnished includes all adjustments and accruals consisting only of normal recurring accrual adjustments which are in the opinion of management, necessary for a fair presentation of results for the interim period ended March 31, 1997.

          NOTE 2 Through a wholly-owned non-operating subsidiary, the Company's 50% interest in the Norwegian joint venture is recorded on the equity method for financial reporting purposes. The Company's proportionate share of the venture's net sales and income before income taxes together with the subsidiary's net income (in thousands) are as follows:

                                                 Three Months
                                                    Ended
                                                   March 31
                    Joint Venture:               1997      1996
                                                -----    ------
                         Net Sales             $ 1,902   $1,911

                         Income before
                           income taxes             12      158
                         Net Income                  9      114


          NOTE 3 The following are the major classes of inventories (in thousands) as of March 31, 1997 and December 31, 1996:


                                                 March 31,   December 31,
                                                    1997         1996
                                               (Unaudited)
                                                ---------    -----------
                    Raw Materials                 $2,593        $3,581
                    Semi-Finished and
                      Finished Goods              17,514        16,294
                    Supplies and Other             1,090           925
                                                --------      --------
                                                  21,197        20,800

                    Less:  LIFO Reserve          (2,758)       (2,361)
                                                --------      --------
                                                 $18,439       $18,439
                                                ========      ========


          NOTE 4 The Company entered into a Credit Agreement on December 22, 1992 with a U.S. bank, providing for borrowings up to $10,000,000 under the revolving portion of the agreement, a $4,000,000, 5 year term loan and for borrowing up to $2,000,000 under a demand line of credit.

                    At March 31, 1997 borrowings of $1,550,000 were outstanding under the revolving portion, borrowings of $600,000 were outstanding under the term loan portion and there were no amounts outstanding under the demand line of credit portion of the U.S. Credit Agreement.

                    The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility provided by a Canadian bank. There were no amounts outstanding at March 31, 1997.

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


                                                    March 31,   December 31,
                    Long Term Debt (in                 1997          1996
                    thousands) Consists of:        (Unaudited)
                                                   ----------     ---------
                    Revolving credit and term         $1,550         $ 300
                    loan agreement with a U.S.
                    bank.  Interest at prime
                    rate plus /% or LIBOR
                    (8.25% at March 31, 1997).

                    Term Loan Agreement with a           600           800
                    U.S. Bank.  Interest at
                    prime rate plus /% or LIBOR
                    (8.19% at December 31,
                    1996)

                    Industrial Revenue Bond            8,000         8,000
                    held by an insurance
                    company.  Interest is at a
                    fixed rate of 8 %.  Bond
                    maturity is January 1,
                    2018.

                    Industrial revenue bond.          13,000        13,000
                    Interest is variable (4.48%
                    at March 31, 1997).  The
                    bonds are payable annually
                    through December 1, 2021.
                                                    --------      --------
                                                    $ 23,150      $ 22,100

                    Less Current maturities            1,667         1,667
                                                    --------      --------
                                                     $21,483       $20,433
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

          NOTE 6    Commitments

                    Royalty Agreements

                    The Company was party to a royalty agreement which expired in 1996 and covered production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a new furnace plant. The Company is also party to a separate royalty agreement which covers production of specialty product for refractory market, and expires April 30, 2001. This Agreement is currently the subject to litigation as outlined under
                    Note 7(b)(ii) in this Form 10-Q Report. Royalty expense in U.S. dollars amounted to $205,000 in the first quarter of 1996 and no royalty payment was made in 1997.

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

                    In June 1993, the Company commenced a legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Canadian Case ). The Company is seeking $2,000,000 in damages together with such other damages that may be determined. While actions against several Defendants have been dismissed, we have received a $75,000 recovery from one defendant and expect a minimum recovery of $164,000 from another defendant. A reasonable estimation of any further potential recovery, if any, cannot be made at this time.

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


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Three Months Ended March 31, 1997 with the Three Months Ended March 31, 1996

               Net Sales. Total net sales increased by 2% to $20,191,000 during the three months ended March 31, 1997 from $19,846,000 in the first three months of 1996.

               Gross Profit. Gross profit prior to depreciation expense was $4,582,000 in the first three months of 1997 when compared to $4,543,000 in the first three months of 1996. As a percent of net sales, gross margins were 23% in both the first three months of 1997 and 1996.

               Operating Expenses. Total operating expenses decreased to $2,085,000 in the three months ended March 31, 1997 from $2,170,000 in the same period of 1996. Operating expenses as a percent of sales declined to 10% in the first three months of 1997 compared to 11% in the first three months of 1996. The Company's largest portion of operating expense, selling, general and administrative expense, decreased to $1,330,000 in the first three months of 1996 when compared to $1,397,000 during the first three months of 1996. As a percent of net sales, selling and general and administrative expense decreased to 6.6% in the first three months of 1997 from 7% in the same period of 1996.

               Operating Income. Operating income increased by 5% to $2,497,000 in the three months ended March 31, 1997 from $2,373,000 in the three months ended March 31, 1996, principally a result of the increase in net sales and decreased operating expenses.

               Norwegian Joint Venture. The Company's Norwegian joint venture, Orkla Exolon A/S, reported the Company's 50% share in the pre-tax earnings of the venture was $12,000 for the three months ended March 31, 1997 versus $158,000 in the three months ended March 31, 1996. The Company's share in the venture's net sales was $1,902,000 in the three months ended March 31, 1997 when compared to $1,911,000 in the three months ended March 31, 1996. The joint venture's gross margins, prior to depreciation, decreased to 18% for the three months ended March 31, 1997 versus 22% for the three months ended March 31, 1996 primarily due to a change in product mix and reduced prices in the first quarter of 1997 when compared to the 1996 first quarter.

               Interest and Miscellaneous Expense. Interest expense decreased by $116,000 in the first three months of 1997. Average borrowing levels of the Company's bank debt were increased by approximately $6,500,000 in the first three months of 1997 due to the bond financing of the capital project in Illinois, when compared to the first three months of 1996.

               Miscellaneous expense of $87,000 was reported in the first three months of 1997 compared to miscellaneous income of $267,000 in the quarter ended March 31, 1996. The Company recorded $320,000 in miscellaneous income during the first quarter of 1996 due to a payment for the settlement with its insurance carrier of a claim related to a legal action in Ontario, Canada Court.

               Income Tax. The Company's effective tax rate was 37% for the three months ended March 31, 1997 when compared to 42% for the three months ended March 31, 1996.

          Liquidity and Capital Resources

               As of March 31, 1997, working capital (current assets less current liabilities) has increased to $20,608,000, when compared to $20,473,000 as of December 31, 1996. Accounts receivable increased by $784,000 as of March 31, 1997 versus 1996 year end primarily as a result of the increase in sales levels during the first three months of 1997. Accounts payable decreased by $502,000 in the past three months of 1997 when compared to December 31, 1996. Current maturities of long term debt have decreased by $2,083,000 as of March 31, 1997 versus March 31, 1996 as a result of the reduction in the outstanding term note and demand note.

               For the three months ended March 31, 1997, net cash provided by operating activities was $1,135,000. Cash reserves decreased by $166,000 at March 31, 1997 compared to December 31, 1996. Net cash provided by operating activities in addition to the reduction in cash reserves was used to fund $4,253,000 of capital expenditures in the three months ended March 31, 1997.

               The Company's current ratio increased to 3.5 to 1.0 at March 31, 1997 from 3.2 to 1.0 as of December 31, 1996. The ratio of total liabilities to shareholder's equity improved to 1.1 to 1.0 as of March 31, 1997 from 1.2 to 1.0 as of December 31, 1996. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

               The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its
          Hennepin, Illinois silicon carbide furnace plant.   For further
          information see Note 7(a)(i) to the Notes to Consolidated Financial Statements on page 7, which is incorporated herein by reference.

               Reference is made to the descriptions of the following legal matters, within Note 7(b) to the Notes to Consolidated Financial Statements under the caption Legal Matters beginning on page 8 of this Form 10-Q Report, which descriptions are incorporated herein by reference: (1) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking $2,000,000 in damages against certain former officers and employees; (2) antitrust proceedings commenced in February 1994 against the Company and others; (3) a temporary suspension imposed upon the Company and others in December 1994 by the U.S. Defense Logistics Agency; (4) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. in July 1995; and (5) a civil lawsuit brought against the Company in December 1996 by International Oxide Fusion, Inc.

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

               d. General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company

                    The description of a class action lawsuit relating to claims under the Sherman Act brought by General Refractories Company against Washington Mills Electro Mineral Corporation and the Company, appearing under the heading Legal Matters under Note 7(b) to the Notes to Consolidated Financial Statements on Page 10 of the Company's Form 10-Q reported for the period ended March 31, 1995, is incorporated herein by reference. On or about July 17, 1995, a law suit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint.


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









          EXOLON-ESK COMPANY






          J. Fred Silver
          President and Chief Executive Officer





          Michael H. Bieger
          Chief Financial Officer






          Date:     May 12, 1997



                                    EXHIBIT INDEX


           Exhibit          Description                  Reference
             No.
          3A        Certificate of Amendment of   Exhibit 3A to the report
                    Restated Certificate of       on Form 10-K for the
                    Incorporation dated April     year ended December 31,
                    30, 1997                      1996*

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

          3H        Amendment of Certificate of   Exhibit 3H to the Report
                    Incorporation dated October   on Form 10-Q for the
                    28, 1992                      quarter ended September
                                                  30, 1992*

          3I        Restated Bylaws containing    Exhibit 3I to the report
                    all previous amendments       on Form 10-K for the
                    adopted                       year ended December 31,
                                                  1996*

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

          10D(23)   Revolving Credit Agreement    Exhibit 10D(23) to the
                    dated December 22, 1992       Report on Form 10-K for
                                                  the year ended December
                                                  31, 1992*

          10D(23)   Amendment Credit Agreement    Exhibit 10D(23)A to the
          A         dated December 1, 1996        report on Form 10-K for
                                                  the year ended December
                                                  31, 1996*

          10D(24)   Industrial Revenue Bond       Exhibit 10D(24)  to the
                    Agreement dated January 1,    Report on Form 10-K for
                    1993.                         the year ended December
                                                  31, 1992*

          10D(25)   Industrial Revenue Bond Loan  Exhibit 10D(25) to the
                    Agreement dated December 1,   report on Form 10-K for
                    1996                          the year ended December
                                                  31, 1996*

          10D(26)   Building Loan Agreement       Exhibit 10D(26) to the
                    dated December 1, 1996        report on Form 10-K for
                                                  the year ended December
                                                  31, 1996*

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

          10H       Distributorship Agreement     Exhibit 10H to the
                    dated April 27, 1984 between  report on Form 10-K for
                    Elektroschmelzwerk Kempten    the year ended December
                    GmbH and the Registrant       31, 1995*

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

          10M       Federal Indictments dated     Exhibit 10M to the
                    February 11, 1994             Report on Form 10-K for
                                                  the year ended December
                                                  31, 1993*

          11        Statement of computation of   Exhibit 11
                    per share earnings

          27        Financial Data Schedule       Submitted electronically

          * Incorporated herein by reference.