Form 10-Q
period 1997-06-30
EXOLON ESK CO
filed 1997-08-12
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
            (Mark    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]

             For the quarterly period ended         June 30,  1997

                                         OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number                   1-7276

                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)


                 Delaware                             16-0427000
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

          As of August 12, 1997, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                         PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements
                               Exolon-ESK Company
                      Consolidated Condensed Balance Sheet
                       (in thousands except share amounts)

                                                 (Unaudited)
       ASSETS                                       June 30,  December 31,
                                                        1997          1996
       Current assets:
            Cash                                         $14          $275
            Accounts receivable (less allowance
              for doubtful accounts of $490
              in 1996 and $419 in 1995)                9,913         9,061
            Inventories                               21,020        18,439

            Prepaid expenses                             475           526
            Total Current Assets                      31,422        28,301
       Investment in Norwegian joint venture           5,891         5,812
       Property, plant and equipment, at cost         67,408        61,157

       Accumulated depreciation                     (44,281)      (42,772)
            Net property, plant and equipment         23,127        18,385
       Other assets                                    5,544         8,985
       Total Assets                                  $65,984       $61,483

       LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
            Notes payable                               $181          $219
            Current maturities of long-term debt       1,267         1,667
            Accounts payable                           2,296         4,636

            Accrued expenses                           2,102         1,780
            Income taxes payable                         668           466
            Deferred income taxes                                       50
                 Total Current Liabilities             6,514         8,818
       Deferred income taxes                           1,436         1,436

       Long-term debt excluding current
         installments                                 24,400        20,433
       Other long-term liabilities                     2,547         2,538
       Stockholder' equity:
            Preferred stock
                 Series A - 19,364 shares issued         276           276

                 Series B - 19,364 shares issued         166           166

            Common stock of $1 par value - Authorized
              600,000 shares, 512,897 issued             513           513
            Class A common stock of $1 par value
              - Authorized 600,000 shares,
              512,897 issued                             513           513

            Additional paid-in capital                 4,345         4,345
            Retained earnings                         25,828        22,999
            Cumulative translation adjustment          (186)         (186)
            Treasury stock, at cost                    (368)         (368)

                 Total Stockholders' Equity           31,087        28,258
       Total Liabilities and Stockholders'           $65,984       $61,483
         Equity

        The accompanying notes are an integral part of these statements.



                              Exolon-ESK Company
                 Consolidated Condensed Statements of Income
                                  Unaudited
                   (in thousands except per share amounts)


                                            Three Months      Six Months
                                               Ended             Ended
                                             June 30,           June 30,
                                           1997     1996     1997     1996

       Net sales                         $20,034  $19,739  $40,225  $39,585

       Cost of goods sold                 15,145   15,044   30,754   30,346
         Gross Profit Before Depreciation  4,889    4,695    9,471    9,239

       Depreciation                          755      773    1,511    1,545
       Selling, general & administrative   1,384    1,347    2,714    2,745
       expenses

       Research and development                9        5       23        5
                                           2,148    2,125    4,248    4,295
            Operating Income               2,741    2,570    5,223    4,944
       Other Expenses (Income):

            Equity in (Earnings) before
             income taxes of Norwegian
             Jt. venture                     (67)    (224)     (79)    (382)

            Interest expense                 264      337      516      705
            Miscellaneous expense (income)   155     (166)     241     (434)

                                             352      (53)     678     (111)
            Earnings before income taxes    2389    2,624    4,545    5,053

       Income tax expense                    897    1,020    1,705    2,040
             Net Earnings                 $1,492   $1,604   $2,840   $3,013

       EARNINGS PER COMMON SHARE:

            Primary                        $1.54    $1.65    $2.92    $3.10
            Fully diluted                  $1.51    $1.59    $2.84    $2.99

       EARNINGS PER CLASS A COMMON SHARE:

            Primary                        $1.44    $1.55    $2.75    $2.92
            Fully diluted                  $1.42    $1.50    $2.68    $2.82

       Weighted Average Shares Outstanding
        (in thousands):

            Common Stock                     482      482      482      482
            Class A Common Stock             513      513      513      513

             The accompanying notes are an integral part of these statements.


                                 Exolon-ESK Company
                   Consolidated Condensed Statements of Cash Flows
                                      Unaudited
                                   (in thousands)

                                                            Six Months
                                                               Ended
                                                             June 30,
                                                            1997    1996
              Net Cash Provided (Used) by Operating
              Activities                                 (1,062)   4,298

              Cash Flow from Investing Activities:

                  Additions to property, plant and       (6,252)  (1,857)
                    equipment                            (6,252)  (1,857)
                  Proceeds from restricted cash
                    equivalents                           3,535        -
              Net Cash (Used) for Investing Activities   (2,717)  (1,857)

              Cash Flow from Financing Activities:

                  Borrowings (repayments) on long-term
                    construction financing loans and
                    revolving credit agreement            3,529  (2,850)

                  Dividends paid                            (11)    (11)
              Net Cash Provided (Used) by Financing
                Activities                                3,518  (2,861)
              Net (decrease) in cash                       (261)   (420)
              Cash at beginning of period                   275     440

              Cash at end of period                       $  14   $  20

                The accompanying notes are an integral part of these
                                     statements.

                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of June 30, 1997 and December 31, 1996 :


                                                June 30,    December 31,
                                                    1997        1996
                                              (Unaudited)

                    Raw Materials                 $3,705        $3,581

                    Semi-Finished and             18,721        16,294
                    Finished Goods

                    Supplies and Other             1,055           925
                                                  23,481        20,800

                    Less:  LIFO Reserve          (2,461)       (2,361)

                                                 $21,020       $18,439


          NOTE 3    Contingencies

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

                    In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $13,000,000 to $14,000,000. As of June 30, 1997, the Company has incurred approximately $8,892,000 of capital costs related to the facility improvements. The remaining costs are expected to be incurred over the next 12 months. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order. The cost of these required capital improvements is being financed with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

                    The Norwegian State Pollution Control Authority has issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. Specific target emission limits have been set, and a timetable stretching from the present until January 1, 2001 has been established. The costs associated with achieving compliance with these limits are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture.

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

               b.   Legal Matters

                    (i) Federal Proceedings and Related Matters
                    On December 8, 1994, in an ex parte proceeding the U.S. Defense Logistics Agency (the "DLA") issued a Memorandum of Decision that temporarily suspended certain parties including the Company (defendants) from contracting with the U.S. Government under procurement or non-procurement programs pending the completion of the Antitrust Proceedings. On January 31, 1995, the DLA amended the Memorandum of Decision (as amended, the "DLA Suspension") to include under the DLA Suspension sixteen alleged affiliates of the defendants including the Company's subsidiary, Exolon-ESK Company of Canada Ltd., and Orkla Exolon KS, the Norwegian partnership in which the Company's subsidiary, Norsk Exolon AS, has a 50% partnership interest. The DLA Suspension alleged as causes for the suspension (i) the indictments of the parties in the Antitrust Proceedings, (which have now been settled and no criminal charges were imposed) and
                    (ii) on separate occasions in October and November of 1994 the Company's former President and former Executive Vice President individually made alleged false certifications in DLA sales contracts denying the existence within the past three years of any indictments of the kind involved in the Antitrust Proceedings. A jury trial on a separate criminal complaint against the Company and the former Executive Vice President based on the alleged false certifications in DLA sales contracts found the Company and the former Executive Vice President not guilty of all charges.

                    The Company and the DLA have entered into an Administrative Agreement effective August 1, 1997 which lifts the current suspension and permits the Company to bid on material immediately, provided the Company complies with the final terms of the Agreement through July 1, 1999. The Company paid a $10,000 Administrative Fee in connection with this Agreement.

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

                    A separate, unrelated lawsuit was commenced by The Exolon-ESK Company of Canada, Ltd. against Theeb, Ltd. and Edward J. Bielawski in August, 1997. The action arises out of a 1985 contract whereby the Defendants acted negligently in connection with a crane and its runway system. The Company is seeking $2 million in damages for negligence and punitive damages.

                    In June 1993, the Company commenced a civil legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) ( the "Defendants") on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Perrotto Case ). Summary Judgment was granted on the issue of liability against Paul Perrotto and Michael Perrotto on July 16, 1997 with a Reference (hearing) directed to a Master in Toronto on the issue of damages. The hearing is expected to be held in Fall, 1997. The action remains ongoing against various other Defendants.

          Note 4 In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company on December 31, 1997. Statement No. 128 revises the calculation of primary earnings per share, which has been renamed basic earnings per share, and renames fully diluted earnings per share as diluted earnings per share. Management does not expect that Statement No. 128 will have any impact on the Company's reported earnings per share.

                    In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

                    In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginnings after December 15, 1997. The Company does not expect that Statement No. 131 will have any material effect on its financial statements.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Six Months Ended June 30, 1997 with the Six Months Ended June 30, 1996

               Net Sales. Total net sales increased by 2% to $40,225,000 during the six months ended June 30, 1997 from $39,585,000 in the first six months of 1996.

               Gross Profit. Gross profit prior to depreciation expense was $9,471,000 in the first six months of 1997 when compared to $9,239,000 in the first six months of 1996. As a percent of net sales, gross margins were 24% in the first six months of 1997 compared to 23% in the same period of 1996.

               Operating Expenses. Total operating expenses decreased to $4,248,000 in the six months ended June 30, 1997 from $4,295,000 in the same period of 1996. Operating expenses as a percent of sales remained at 11% in the first six months of 1997 the same as the first six months of 1996. The Company's largest portion of operating expense, selling, general and administrative expense, decreased to $2,714,000 in the first six months of 1997 when compared to $2,745,000 during the first six months of 1996. As a percent of net sales, selling and general and administrative expense was 7% in the first six months of both 1997 and 1996.

               Operating Income. Operating income increased by 6% to $5,223,000 in the six months ended June 30, 1997 from $4,944,000 in the six months ended June 30, 1996, due to the increase in net sales and reduced operating costs.

               Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S, was $79,000 for the six months ended June 30, 1997 versus $382,000 in the six months ended June 30, 1996. The Company's share in the venture's net sales was $3,938,000 in the six months ended June 30, 1997 as compared to $3,758,000 in the six months ended June 30, 1996. The joint venture's gross margins, prior to depreciation, decreased to 19% for the six months ended June 30, 1997 versus 23% for the six months ended June 30, 1996 primarily due to a change in the mix of products sold in the first six months of 1997 when compared to the same period in 1996.

               Interest and Miscellaneous Expense. Interest expense decreased significantly in the first six months of 1997 to $516,000 from $705,000 in the first six months of 1996. Average borrowing levels of the Company's bank debt were reduced by approximately $4,053,000 in the first six months of 1997 when compared to the first six months of 1996. Interest costs related to the Company's facility improvements in Illinois are being capitalized. Incurred interest of $159,000 were capitalized during the six months ended June 30, 1997.

               Miscellaneous expense of $241,000 was reported in the first six months of 1997 compared to miscellaneous income of $434,000 in the quarter ended June 30, 1996. The Company recorded $320,000 in miscellaneous income during the first quarter of 1996 due to a payment for the settlement with its insurance carrier of a claim related to a legal action in Ontario, Canada Court.

               Income Tax. The Company's effective tax rate was 38% for the six months ended June 30, 1997 as compared to 40% for the six months ended June 30, 1996.

          Comparison of the Three Months Ended June 30, 1997 with the Three Months Ended June 30, 1996.

               Net Sales. Total net sales increased by 1% to $20,034,000 in the three months ended June 30, 1997 from $19,739,000 in the three months ended June 30, 1996.

               Gross Profit. Gross profit prior to depreciation expense was $4,889,000 in the three months ended June 30, 1997 when compared to $4,695,000 in the three months ended June 30, 1996. As a percent of net sales, gross margins were 24% in both the second quarter of 1997 and the second quarter of 1996.

               Operating Expenses. Total operating expenses increased marginally in the three month period ended June 30, 1997 to $2,148,000 from $2,125,000 from the same period of 1996.
          Selling, general and administrative expense increased $37,000 in the quarter ended June 30, 1997 when compared to the quarter ended June 30, 1996. As a percent of net sales, selling, general and administrative expenses were 11% for the quarters ended June 30, 1997 and June 30, 1996.

               Operating Income. Operating income increased by $171,000 or 7% to $2,741,000 in the second quarter of 1997 from $2,570,000 in the second quarter of 1996, primarily as a result of the increase in net sales.

               Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings in its Norwegian joint venture Orkla Exolon-A/S, was $67,000 for the three months ended June 30, 1997 versus a pre-tax profit of $224,000 during the three months ended June 30, 1996. The Company's share in the venture's net sales was $2,025,000 in the three months ended June 30, 1997 when compared to $1,847,000 in the three months ended June 30, 1996.

               Interest and Miscellaneous Expense. Interest expense decreased by $73,000 to $264,000 in the second quarter of 1997 from $337,000 during the second quarter of 1996. Average borrowing levels of the Company's bank debt were reduced by approximately $2,190,000 for the quarter ended June 30, 1997 when compared to the same period in 1996.

          Liquidity and Capital Resources

               As of June 30, 1997, working capital (current assets less current liabilities) has increased to $24,908,000, when compared to $19,483,000 as of December 31, 1996. Accounts receivable increased by $852,000 as of June 30, 1997 versus 1996 year end primarily as a result of the increase in sales levels during the first six months of 1997 versus the 1996 year. Inventory increased by $2,581,000 at June 30, 1997 when compared to December 31, 1996. Accounts payable decreased by $2,340,000 as of June 30,1997 versus December 31, 1996.

               For the six months ended June 30, 1997, net cash used by operating activities was $1,062,000. Cash reserves decreased by $261,000 at June 30, 1997 compared to December 31, 1996. Proceeds from restricted cash equivalents and additional borrowings were used to fund $6,252,000 of capital expenditures in the six months ended June 30, 1997.

               The Company's current ratio increased to 4.8 to 1.0 at June 30, 1997, from 3.2 to 1.0 as of December 31, 1996. The ratio of total liabilities to shareholder's equity improved to 1.1 to 1.0 as of June 30, 1997, from 1.2 to 1.0 as of December 31, 1996. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements for the following 12 months.

               The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its
          Hennepin, Illinois silicon carbide furnace plant.   For further
          information see Note 3(a)(i) to the Notes to Consolidated Condensed Financial Statements on page 5, which is incorporated herein by reference.

               Reference is made to the descriptions of the following legal matters, within Note 3(b) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q Report, which descriptions are incorporated herein by reference: (1) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking compensation for damages against certain former officers and employees; (2) a temporary suspension imposed upon the Company and others in December 1994 by the U.S. Defense Logistics Agency; (3) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. in July 1995; (4) a civil lawsuit brought against the Company in December 1996 by International Oxide Fusion, Inc.; and (5) a civil lawsuit against Theeb, Ltd. and Edward J. Bielawski commenced in August 1997.

          Effects of New Accounting Pronouncements

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted by the Company on December 31, 1997. Statement No. 128 revises the calculation of primary earnings per share, which has been renamed basic earnings per share, and renames fully diluted earnings per share as diluted earnings per share. Management does not expect that Statement No. 128 will have any impact on the Company's reported earnings per share.

               In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income", which is effective for fiscal years beginning after December 15, 1997. The Company has not yet determined the impact Statement No. 130 will have on its financial statements.

               In June 1997, the Financial Accounting Standards Board issued Statement No. 131, "Disclosure about Segments of an Enterprise and Related Information," which is effective for fiscal years beginnings after December 15, 1997. The Company does not expect that Statement No. 131 will have any material effect on its financial statements.


                             PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

               a. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. v. Michael Perrotto, et al.

                    Reference is made to the information concerning the Perrotto case contained in Note 3(b)(ii) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q, which is hereby incorporated herein by reference.

               b.   Federal Proceedings

                    Reference is made to the information concerning the DLA Suspension contained in Note 3(b)(i) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

               c. The Exolon-ESK Company of Canada, Ltd. v. Theeb, Ltd. and Edward J. Bielawski

                    Reference is made to the information concerning a lawsuit filed against Theeb, Ltd. and Edward J. Bielawski contained in Note 3(b)(ii) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.


          Item 2.  Change in Securities

               None

          Item 3.  Defaults Upon Senior Securities

               None

          Item 4.  Submission of Matters to a Vote of Security Holders

               Reference is made to Proposal 1 and Proposal 2 on pages 5 and 6 of the Company's Annual Proxy Statement dated April 1, 1997, which is incorporated herein by reference.

          Item 5.  Other Information

               Effective August 15, 1997, the contract of the Company's Chief Executive Officer/President, J. Fred Silver, will expire. The Board of Directors will not be renewing this contract. A new candidate will assume this role effective September 1, 1997.

          Item 6.  Exhibits and Reports on Form 8-K

               The following exhibits are included herein:

               11   Computation of Earnings Per Share

               27   Financial Data Schedule

               The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.


                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          EXOLON-ESK COMPANY



          /S/ J. Fred Silver
          J. Fred Silver
          President and Chief Executive Officer




          /S/ Michael Bieger
          Michael Bieger
          Vice President Finance and
          Chief Financial Officer




          Date:     August 12, 1997



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