Form 10-Q
period 1997-09-30
EXOLON ESK CO
filed 1997-11-12
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
            (Mark    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]

             For the quarterly period ended       September 30,  1997

                                         OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934


                 Commission file number                   1-7276

                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)


                 Delaware                             16-0427000
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

          As of November 10, 1997, the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.



                          PART I - FINANCIAL INFORMATION
                           Item 1.  Financial Statements
                                Exolon-ESK Company
                       Consolidated Condensed Balance Sheet
                        (in thousands except share amounts)


                                                  (Unaudited)
       ASSETS                                     September 30,   December 31,
                                                          1997         1996
                                                  ____________________________
       Current assets:
            Cash                                     $     945    $     275

            Accounts receivable (less allowance
              for doubtful accounts of                   8,940        9,061
              $427 in 1997 and $490 in 1996)
            Inventories                                 20,373       18,439
            Prepaid expenses                               875          526
                                                      ---------------------
            Total Current Assets                        31,133       28,301
       Investment in Norwegian joint venture             6,145        5,812

       Property, plant and equipment, at cost           69,864       61,157
       Accumulated depreciation                       (44,981)     (42,772)
                                                      ---------------------
            Net property, plant and equipment           24,883       18,385
       Other assets                                      3,856        8,985
                                                      ---------------------
       Total Assets                                    $66,017      $61,483
                                                      =====================
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Notes payable                          $         -    $     219
            Current maturities of long-term
             debt                                          867        1,667

            Accounts payable                             3,108        4,636
            Accrued expenses                             2,284        1,780
            Income taxes payable                         1,181          466
            Deferred income taxes                            -           50
                                                      ---------------------
                 Total Current Liabilities               7,440        8,818
       Deferred income taxes                             1,298        1,436
       Long-term debt excluding current
        portions                                        22,283       20,433
       Other long-term liabilities                       2,553        2,538

       Stockholders' equity:

            Preferred stock
                Series A - 19,364 shares issued            276          276
                Series B - 19,364 shares issued            166          166
            Common stock of $1 par value -
                 Authorized 600,000 shares,
                 512,897 issued                            513          513

            Class A common stock of $1 par
                 value - Authorized 600,000
                 shares, 512,897 issued                    513          513
            Additional paid-in capital                   4,345        4,345
            Retained earnings                           27,184       22,999
            Cumulative translation adjustment            (186)        (186)
            Treasury stock, at cost                      (368)        (368)
                                                      ---------------------
                 Total Stockholders' Equity             32,443       28,258
                                                      ---------------------
       Total Liabilities and Stockholders'Equity       $66,017      $61,483
                                                      =====================

         The accompanying notes are an integral part of these statements.



                              Exolon-ESK Company
                 Consolidated Condensed Statements of Income
                                  Unaudited
                   (in thousands except per share amounts)


                                          Three Months      Nine Months
                                              Ended           Ended
                                          September 30,    September 30,
                                           1997   1996      1997   1996
                                         ________________________________
       Net sales                         $19,166 $18,903  $59,391 $58,488
       Cost of goods sold                 14,617  14,629   45,371  44,975
                                         ________________________________
            Gross Profit Before
              Depreciation                 4,549   4,274   14,020  13,513

       Depreciation                          700     690    2,211   2,236
       Selling, general & administrative
        expenses                           1,362   1,326    4,076   4,071

       Research and development               20       8       44      13
                                         ________________________________
                                           2,082   2,024    6,331   6,320
                                         ________________________________
            Operating Income               2,467   2,250    7,689   7,193
       Other Expenses (Income):
            Equity in (Earnings) before
             income taxes of Norwegian
             Jt. venture                   (254)    (25)    (333)   (407)

            Interest expense                 260     283      775     989
            Miscellaneous expense
             (income)                         22     186      263   (248)
                                         ________________________________
                                              28     444      705     334
                                         ________________________________
            Earnings before income taxes    2439   1,806    6,984   6,859
       Income tax expense                  1,061     732    2,766   2,773
                                         ________________________________
             Net Earnings                 $1,378  $1,074   $4,218  $4,086
                                         ================================

       EARNINGS PER COMMON SHARE:
            Primary                        $1.42   $1.10    $4.34   $4.21

            Fully diluted                  $1.40   $1.09    $4.20   $4.08

       EARNINGS PER CLASS A COMMON
       SHARE:
            Primary                        $1.33   $1.04    $4.08   $3.95
            Fully diluted                  $1.32   $1.30    $3.96   $3.84


       Weighted Average Shares
       Outstanding (in thousands):
            Common Stock                     482     482      482     482
                                           ==============================
            Class A Common Stock             513     513      513     513
                                           ==============================

         The accompanying notes are an integral part of these statements.


                                 Exolon-ESK Company
                   Consolidated Condensed Statements of Cash Flows
                                      Unaudited
                                   (in thousands)
                                                          Nine Months
                                                             Ended
                                                         September 30,
                                                          1997     1996
                                                       ----------------
             Net Cash Provided by Operating Activities  $3,245   $6,381


             Cash Flow from Investing Activities:
                 Additions to property, plant and      (8,708)  (3,718)
                  equipment
                 Proceeds from restricted cash
                  equivalents                            5,334        -
                                                      -----------------

             Net Cash (Used) for Investing Activities  (3,374)  (3,718)

             Cash Flow from Financing Activities:
                 Borrowings (repayments) on long-term
                  construction financing loans and
                  revolving credit agreement               831  (3,000)
                 Dividends paid                           (33)     (11)
                                                       ----------------
             Net Cash Provided (Used) by Financing
               Activities                                  798  (3,011)
                                                       ----------------
             Net increase (decrease) in cash               670    (347)

             Cash at beginning of period                   275      440
                                                       ----------------
             Cash at end of period                       $ 945   $   93
                                                       ================

                The accompanying notes are an integral part of these
                                     statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1996 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of September 30, 1997 and December 31, 1996:

                                                 September
                                                  30, 1997    December
                                               (Unaudited)    31, 1996
                                               -----------------------
                    Raw Materials                   $3,511      $3,581

                    Semi-Finished and
                    Finished Goods                  18,417      16,294

                    Supplies and Other               1,006         925
                                                   -------------------
                                                    22,934      20,800

                    Less:  LIFO Reserve            (2,561)     (2,361)
                                                   -------------------
                                                   $20,373     $18,439
                                                   ===================

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

                    In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs within the range from $13,000,000 to $14,000,000. As of September 30, 1997, the Company has incurred approximately $10,921,000 of capital costs related to the facility improvements. The remaining costs are expected to be incurred over the next 6 months. The Company has obtained a modification of its Industrial Revenue Bond Agreement to allow for the required capital expenditures under the Consent Order. The cost of these required capital improvements is being financed with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

                    In June 1993, the Company commenced a civil legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) ( the "Defendants") on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Perrotto Case ). Summary Judgment was granted on the issue of liability against Paul Perrotto and Michael Perrotto on July 16, 1997 with a Reference (hearing) directed in Toronto on the issue of damages. The hearing is expected to be held in early 1998. The action remains ongoing against various other Defendants.

          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Nine Months Ended September 30, 1997 with the Nine Months Ended September 30, 1996

               Net Sales. Total net sales increased by 1.5% to $59,391,000 during the nine months ended September 30, 1997 from $58,488,000 in the first nine months of 1996.

               Gross Profit. Gross profit prior to depreciation expense was $14,020,000 in the first nine months of 1997 compared to $13,513,000 in the first nine months of 1996. As a percent of net sales, gross margins were 24% in the first nine months of 1997 compared to 23% in the same period of 1996.

               Operating Expenses. Total operating expenses increased to $6,331,000 in the nine months ended September 30, 1997 from $6,319,000 in the same period of 1996. Operating expenses as a percent of sales remained at 11% in the first nine months of 1997 the same as the first nine months of 1996. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $4,076,000 in the first nine months of 1997 when compared to $4,071,000 during the first nine months of 1996. As a percent of net sales, selling and general and administrative expense was 7% in the first nine months of both 1997 and 1996.

               Operating Income. Operating income increased by 7% to $7,689,000 in the nine months ended September 30, 1997 from $7,193,000 in the nine months ended September 30, 1996, due to the increase in gross margins.

               Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S, was $333,000 for the nine months ended September 30, 1997 versus $407,000 in the nine months ended September 30, 1996. The Company's share in the venture's net sales was $5,475,000 in the nine months ended September 30, 1997 as compared to $6,094,000 in the nine months ended September 30, 1996.

               Interest and Miscellaneous Expense. Interest expense decreased in the first nine months of 1997 to $775,000 from $989,000 in the first nine months of 1996. Average borrowing levels of the Company's bank debt (excluding construction debt for the Illinois Facility improvements) were reduced by approximately $3,328,000 in the first nine months of 1997 when compared to the first nine months of 1996. Interest costs on the debt related to the Company's facility improvements in Illinois are being capitalized. Interest costs of $309,000 were capitalized during the nine months ended September 30, 1997.

               Miscellaneous expense of $263,000 was reported in the first nine months of 1997 compared to miscellaneous income of $248,000 in the nine months ended September 30, 1996. The Company recorded $320,000 in miscellaneous income during the first quarter of 1996 due to a payment for the settlement with its insurance carrier of a claim related to a legal action in Ontario, Canada Court.

               Income Tax. The Company's effective tax rate was 40% for the nine months ended September 30, 1997 and September 30, 1996.

          Comparison of the Three Months Ended September 30, 1997 with the Three Months Ended September 30, 1996.

               Net Sales. Total net sales increased by 1.4% to $19,166,000 in the three months ended September 30, 1997 from $18,903,000 in the three months ended September 30, 1996.

               Gross Profit. Gross profit prior to depreciation expense was $4,549,000 in the three months ended September 30, 1997 when compared to $4,274,000 in the three months ended September 30, 1996. As a percent of net sales, gross margins were 23.7% in the third quarter of 1997 and the third quarter of 1996 was 22.6%.

               Operating Expenses. Total operating expenses increased by 2.9% in the three month period ended September 30, 1997 to $2,082,000 from $2,024,000 from the same period of 1996.
          Selling, general and administrative expense increased $36,000 in the quarter ended September 30, 1997 when compared to the quarter ended September 30, 1996. As a percent of net sales, selling, general and administrative expenses were 7% for the quarters ended September 30, 1997 and September 30, 1996.

               Operating Income. Operating income increased by $217,000 or 9.6% to $2,467,000 in the third quarter of 1997 from $2,250,000 in the third quarter of 1996, primarily as a result of the increase in gross margins.

               Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings in its Norwegian joint venture Orkla Exolon-A/S, was $254,000 for the three months ended September 30, 1997 versus $25,000 during the three months ended September 30, 1996. The Company's share in the venture's net sales was $1,537,000 in the three months ended September 30, 1997 when compared to $2,336,000 in the three months ended September 30, 1996.

               Interest and Miscellaneous Expense. Interest expense decreased by $24,000 to $260,000 in the third quarter of 1997 from $284,000 during the third quarter of 1996. Miscellaneous expense decreased by $164,000 to $22,000 in the third quarter of 1997 from $186,000 during the third quarter of 1996.

          Liquidity and Capital Resources

               As of September 30, 1997, working capital (current assets less current liabilities) has increased to $23,693,000, when compared to $19,483,000 as of December 31, 1996. Accounts receivable decreased by $121,000 as of September 30, 1997 versus

          1996 year end. Inventory increased by $1,934,000 at September 30, 1997 when compared to December 31, 1996. Accounts payable decreased by $1,528,000 as of September 30,1997 versus December 31, 1996.

               For the nine months ended September 30, 1997, net cash provided by operating activities was $3,245,000. Cash reserves increased by $670,000 at September 30, 1997 compared to December 31, 1996. Proceeds from restricted cash equivalents and additional borrowings were used to fund $8,708,000 of capital expenditures in the nine months ended September 30, 1997.

               The Company's current ratio increased to 4.2 to 1.0 at September 30, 1997, from 3.2 to 1.0 as of December 31, 1996. The ratio of total liabilities to shareholder's equity was 1.0 to 1.0 as of September 30, 1997, and 1.2 to 1.0 as of December 31, 1996. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements for the following 12 months.

               The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its
          Hennepin, Illinois silicon carbide furnace plant.   For further
          information see Note 3(a)(i) to the Notes to Consolidated Condensed Financial Statements on page 5, which is incorporated herein by reference.

               Reference is made to the descriptions of the following legal matters, within Note 3(b) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q Report, which descriptions are incorporated herein by reference: (1) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking compensation for damages against certain former officers and employees; (2) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. in July 1995;
          (3) a civil lawsuit brought against the Company in December 1996 by International Oxide Fusion, Inc.; and (4) a civil lawsuit against Theeb, Ltd. and Edward J. Bielawski commenced in August 1997.


                             PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

               a.   Federal Proceedings and Related Matters

                    Reference is made to the information concerning lawsuits filed by General Refractories Company and Arden Architectural Specialties, Inc. against the Company contained in Note 3(b)(i) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

               b. International Oxide Fusion, Inc. v. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd.

                    Reference is made to the information concerning the lawsuit filed by International Oxide Fusion, Inc. against Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. contained in Note 3(b)(ii) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

               c. The Exolon-ESK Company of Canada, Ltd. v. Theeb, Ltd. and Edward J. Bielawski

                    Reference is made to the information concerning a lawsuit filed against Theeb, Ltd. and Edward J. Bielawski contained in Note 3(b)(ii) of the Notes to Consolidated Condensed Financial Statements included in this Form 10-Q.

               d. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. v. Michael Perrotto, et al.

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

          Item 5.  Other Information

               None

          Item 6.  Exhibits and Reports on Form 8-K

               The following exhibits are included herein:

               11   Computation of Earnings Per Share

               27   Financial Data Schedule

               The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.


                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



          EXOLON-ESK COMPANY

          /S/ Robert Rieger
          Robert Rieger
          President and Chief Executive Officer


          /S/ Michael Bieger
          Michael Bieger
          Vice President Finance and
          Chief Financial Officer




          Date:     November 10, 1997


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


           Exhibit          Description                  Reference
             No.

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