Form 10-K
period 1997-12-31
EXOLON ESK CO
filed 1998-03-23
CIK 34046

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

          (Mark One)                  FORM 10-K
          [X]
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

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

                                                          Name of each
           Title of each class                         exchange on which
                                                           registered
           Common stock $1 par                            Boston Stock
                  value                                     Exchange

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

       At February 4, 1998 the aggregate market value of the publicly traded voting stock held by nonaffiliates of the Registrant was $2,681,708 based upon the closing price of the Registrant's Common Stock on that date as reported by the Boston Stock Exchange. Solely for the purposes of this calculation all persons who are or may be Officers or Directors of the Registrant and all persons or groups that have filed Schedules 13D with respect to the Registrant's stock have been deemed to be affiliates.

       As of February 4, 1998, the Registrant had outstanding 481,995 shares of $1 par value Common Stock.

       Documents Incorporated by Reference

       None.



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

            Effective at the time of the merger, the Company entered into a Restated Patent License Agreement with Elektroschmelzwerk Kempten GmbH ("Kempten"). Both Kempten and Wacker USA are wholly owned subsidiaries of Wacker Chemie GmbH. At the time of the merger, the Company also entered into an exclusive distributorship and sales representation agreement with Kempten for the United States and Canada relating to silicon carbide products which was set to expire on December 31, 1997. In July 1997, Kempten and the Company entered into a new two-year distributorship and sales representation agreement for silicon carbide products for the years 1998 and 1999. In addition, the Company represents Kempten as a distributor of boron carbide grains to selected markets.

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

            Employees. As of December 31, 1997, the Company had 277 employees.

            Major Customers. Sales to no one customer accounted for 10% or more of consolidated net sales of the Company for the years ended December 31, 1997 and 1996. In management's opinion, the loss of any one customer would not have a material adverse effect on the Company.

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

            Backlog. As of December 31, 1997, the Company had a consolidated backlog of $5,792,000 as compared to $3,686,000 a year earlier. The increase in the Company backlog in 1997 is primarily a result of the increase in foreign sales orders and recording blanket orders for 1998. All of this backlog is expected to be shipped in 1998.

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

            Reference is made to Note 13 of the Notes to Consolidated Financial Statements beginning on page 32, which is incorporated herein by reference.

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

       Item 3.  Legal Proceedings

            Reference is made to the information included in Note 13 to the Consolidated Financial Statements, which is incorporated herein by reference.

       Item 4.  Submission of Matters to a Vote of Security Holders
            None.

                                     PART II

       Item 5.   Market for Registrant's Common Stock and Related
                 Stockholder Matters

            The Company's Common Stock is traded on the Boston Stock Exchange. The quarterly Common Stock price ranges are as follows:

                         Price Range of Common Stock Boston Stock
                                         Exchange

                                             Quarter
                          1              2                3             4

        High-Low      $29 - $26     $31 - $27         $31 -$29 1/2  $37 - $32
        1997

        High-Low      $22 - $17  $25 3/4-$17 7/8  $25 3/4 -$20 1/4  $32 - $26
        1996


            Information concerning limitations on the payment of dividends on the Company's Common Stock is hereby incorporated by reference to Notes 7 and 9 to Notes to Consolidated Financial Statements beginning on pages 23 and 26, respectively.

            The number of active stockholder accounts of record of the Company's Common Stock, $1 par value, was 168 as of February 4, 1998. The Company did not pay any dividends on its Common Stock in 1997 or 1996.

            The shares of the Company's Class A Common Stock, all of which are owned by Wacker Chemical (USA), Inc., are not publicly traded.

       Item 6.   Selected Financial Data

            The "Selected Financial Information" for the five years ended December 31, 1997 appears on pages 6 and 7.


       Selected Financial Information        Years Ended December 31,
                                          1997   1996  1995   1994   1993
                                    (thousands of dollars except share amounts)

       Statement of Operations:
       Net Sales                        78,096 77,459 68,592 59,494 58,225    $
       Gross profit before depreciation 17,286 17,839 15,380 12,863 12,365
       Operating Income                  9,355  9,358  7,527  3,186  3,623


       Income before Cumulative Effective of
         Accounting Change               5,254  6,080  3,964  1,516  1,206
       Cumulative Effect of  Accounting Change
       - Net of Income Tax Benefit           -      -   (502)     - (1,173)

       Net Income                       $5,254 $6,080 $3,462 $1,516  $  33
       Basic Earnings (Loss) per share of
       Common Stock:
           Income before Cumulative Effect
             of Accounting Change       $ 5.41 $ 6.27 $ 4.06  $1.53  $1.21

           Cumulative Effect of Accounting
       Change -  Net of Tax Benefit          -      - $(0.52)     - $(1.22)
       Net Income (Loss) per share      $ 5.41 $ 6.27 $ 3.54  $1.53 $(0.01)

       Basic Earnings (Loss) per share of
       Class A Common Stock:
         Income before Cumulative Effect of
           Accounting Change            $ 5.08 $ 5.90 $ 3.81  $1.44  $1.14
         Cumulative Effect of  Accounting
       Change -  Net of Tax Benefit          -      - $(0.49)     - $(1.15)
       Net Income (Loss) per share      $ 5.08 $ 5.90 $ 3.32  $1.44 $(0.01)


       Selected Financial Information -      Years Ended December 31,
       Continued
                                          1997   1996  1995   1994   1993
                                           (thousands of dollars except
                                                  share amounts)

       Diluted Earnings per share of
       Common Stock:
           Income before Cumulative Effect
             of  Accounting Change      $ 5.21 $ 6.03 $ 3.93 $1.50   $1.20
           Cumulative Effect of Accounting
       Change - Net of Tax Benefit           -      - $(0.49)    -  $(1.17)

       Net Income per share             $ 5.21 $ 6.03 $ 3.44 $1.50   $0.03

       Diluted Earnings per share of Class A
       Common Stock:
         Income before Cumulative
          Effect of Accounting Change   $ 4.91 $ 5.69 $ 3.71 $1.42  $ 1.13

         Cumulative Effect of  Accounting
       Change - Net of Tax Benefit           -      - $(0.47)    -  $(1.10)
       Net Income per share             $ 4.91 $ 5.69 $ 3.24 $1.42  $ 0.03

       Dividends per share:

         Series A Cumulative
          Preferred Stock             $1.1090 $0.8437 $1.1250 $0.8437 $1.1250

         Series B Cumulative
          Preferred Stock             $1.1090 $0.8437 $1.1250 $0.8437 $1.0517

         Common Stock                       -       -       -       -       -
         Class A Common Stock               -       -       -       -       -


       Summary Balance Sheet                       December 31,
       Information:
                                          1997   1996  1995   1994   1993
                                              (thousands of dollars)
       Current Assets                   29,260 28,301 29,395 25,441 25,434
       Current Liabilities               6,082  8,818  7,981  7,387  8,660
       Working Capital                  23,178 19,483 21,414 18,054 16,774
       Total Assets                     63,277 61,483 50,215 45,309 45,834
       Long-Term Debt                   20,033 20,433 15,350 14,900 16,900

       Stockholders' Equity             32,789 28,258 22,298 18,628 16,770

       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward-Looking Statements
            Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions; the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

            The table presented below sets forth the following: (i) percentages which certain items presented in the financial statements bear to net sales of the Company and (ii) change of such items as compared to the indicated prior year.

                                                        Period to
                                                          Period
                                                         Increase
                                                        (Decrease)
                                                            in
                             Relationship to Net       Relationship
                                    Sales                  to
                                                        Net Sales
                             Years Ended December      Years Ended
                                     31,

                            1997     1996    1995    1996-97   1995-96


       Net Sales           100.0 %  100.0 %  100.0%    0   %    0    %
       Cost of Goods Sold,
        excluding
        Depreciation        77.9     77.0     77.6     0.9     (0.6)

       Depreciation          3.5      3.6      4.2    (0.1)    (0.6)
       Selling, General and
        Administrative
        Expense              6.6      7.3      7.2    (0.7)     0.1
       Research and
        Development           -        -        -       -        -
                            88.0     87.9     89.0     0.1     (1.1)
       Operating Income     12.0     12.1     11.0    (0.1)     1.1

       Other (Income)Expense:
        Equity in  Loss
        (Income) of Norwegian
        Joint Venture       (0.6)    (0.9)    (1.2)     0.3      0.3

       Interest Expense      1.2      1.5      2.2     (0.3)    (0.7)

       Other                 0.3     (0.4)     -        0.7     (0.4)

                             0.9      0.2      1.0      0.7     (0.8)
       Income Before
        Income Taxes and
        Cumulative Effect of
        Accounting Change   11.1     11.9     10.0     (0.8)     1.9

       Income Tax Expense   4.4      4.1      4.2     (0.3)    (0.1)
       Income Before
        Cumulative Effect of
        Accounting Change   6.7      7.8      5.8     (1.1)     2.0

       Cumulative Effect
       of Accounting Change  -        -      (0.8)      -       0.8

       Net Income           6.7  %   7.8  %   5.0 %   (1.1)%    2.8  %

            The following discussion and analysis reviews certain factors which produced significant changes in the Company's results of operations during the three years ended December 31, 1997.

       Results of Operations 1997 Compared to 1996
            In 1997, the Company's net sales increased $637,000 to $78,096,000, an increase of 1% compared to net sales of $77,459,000 in 1996.

            Consolidated net income was $5,254,000 for the year ended December 31, 1997. This compares to consolidated net income of $6,080,000 for 1996. The reduction in earnings is primarily due to a decrease in earnings of $236,000 related to the Norwegian joint venture, increased expenses related to foreign currency translations and a one-time insurance settlement recorded in 1996.

            Cost of sales, excluding depreciation, as a percentage of sales increased to 78% in 1997, when compared to 77% in 1996 as a result of increased costs in raw materials and utilities; therefore gross margins, as a percent of sales decreased to 22% in 1997 compared to 23% in 1996.

            Total operating expenses including depreciation were
       $7,931,000 during 1997 versus $8,481,000 during 1996.   The 1997
       decrease in operating expenses of $550,000 is primarily a result of decreases in selling and general and administrative expenses.

            Depreciation, as a percent of sales, was 3.5% for 1997 compared to 3.6% for 1996.

            Selling, general and administrative expenses decreased by $550,000 in 1997, due primarily to decreases in consulting fees, legal fees, sales salaries and incentives, and general and administrative salaries. As a percent of net sales, selling and general and administrative expense decreased to 6.6% in 1997, from 7.3% for the 1996 year.

            Interest expense from continuing operations declined to $938,000 in 1997 from $1,136,000 in 1996. The reduction in interest expense is primarily due to lower debt levels in 1997 versus 1996, exclusive of debt used to finance construction of the desulfurization facility at the Company's Hennepin, Illinois facility, for which interest totaling $346,000 was capitalized during 1997 ($114,000 for 1996).

            The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon KS, was $437,000 for 1997 versus $673,000 for 1996. The joint venture's gross margins, prior to depreciation, decreased to 19% for the 1997 year versus 21% for 1996, principally due to increased operational costs.

            The 1997 income tax provision was $3,432,000, representing an effective rate of 39.5%. The 1996 income tax provision was $3,145,000 which represented an effective rate of 34%.

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

            Consolidated net income was $6,080,000 for the year ended December 31, 1996. This compares to consolidated net income of $3,462,000 for 1995.

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

            As a result of the above, operating income increased to $9,358,000 in 1996 compared to $7,527,000 for the 1995 year.

            Depreciation, as a percent of sales, was 3.6% for 1996 compared to 4.2% for 1995.

            Selling, general and administrative expenses increased by $663,000 in 1996, due primarily to increases in advertising, commissions, sales salaries and incentives, and general and administrative salaries and incentives. As a percent of net sales, selling and general and administrative expense increased to 7.3% in 1996, from 7.2% for the 1995 year.

            Interest expense from continuing operations declined to $1,136,000 in 1996 from $1,469,000 in 1995. The reduction in interest expense is primarily due to lower average debt levels in 1996 versus 1995. The average interest rate on the U.S. revolving and demand lines of credit was 8.1% during 1996 compared to 8.4% in 1995. The Company recorded lower average borrowing levels in 1996 on its U.S. and Canadian revolving and demand lines of credit and its U.S. term loan. The average total borrowing outstanding for the three revolving lines of credit combined with the terms loan was $6.2 million for 1996, when compared to $8.9 million for the 1995 year.

            The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon KS, was $673,000 for 1996 versus $793,000 for 1995. The joint venture's gross margins, prior to depreciation, decreased to 21% for the 1996 year versus 24% for 1995, principally due to increased operational costs.

            The 1996 income tax provision was $3,145,000, representing an effective rate of 34%. The 1995 income tax provision was $2,893,000 which represented an effective rate of 42%.

       Liquidity and Capital Resources
            As of December 31, 1997, working capital (current assets less current liabilities) increased to $23,178,000, when compared to $19,483,000 as of December 31, 1996. Accounts receivable increased by $521,000 as of December 31, 1997 versus December 31, 1996. Inventory decreased by $1,803,000 at December 31, 1997 when compared to December 31, 1996. Income taxes payable decreased by $270,000 and accounts payable decreased $562,000 as of December 31, 1997 versus December 31, 1996. Notes payable and current maturities of long-term debt and sinking fund requirements decreased by $300,000 versus December 31, 1996.

            For the year ended December 31, 1997, net cash provided by operating activities was $7,007,000. Outstanding bank indebtedness decreased by $700,000, and restricted cash equivalents decreased by $7,996,000 at December 31, 1997 compared to December 31, 1996. Capital expenditures of $10,617,000 were provided both from net cash provided by operating activities and the use of $7,996,000 of cash restricted for capital additions.

            The Company's current ratio increased to 4.8 to 1.0 at December 31, 1997 from 3.2 to 1.0 as of December 31, 1996. The ratio of total liabilities to stockholder's equity was .9 to 1.0 as of December 31, 1997 and 1.2 to 1.0 as of December 31, 1996.

            Current financial resources including the availability of the revolving line of credit financing and anticipated funds from operations are expected to be adequate to meet normal requirements for the year ahead. The Company currently has lines of credit with borrowing capacities of $10,000,000 in the U.S. and $1,000,000 (Canadian funds) in Canada.

             The Company in its long-term cash planning normally covers capital expenditures with funds generated internally. Where abnormally large capital expenditure programs are involved, long-term financing vehicles are sometimes used. Total 1998 normal capital expenditures are forecasted at $3,000,000 to maintain and upgrade production facilities. The Company believes that funds generated internally should be sufficient to finance normal capital expenditure requirements in 1998.

            Reference is made to the information included in Note 13 to the Consolidated Financial Statements beginning on page 32 which is incorporated herein by reference.

       Employees
            As of December 31, 1997, the Company employed 277 persons. Of these, approximately 198 (or 71.5%) work under three collective bargaining agreements. During 1997, the Company and the hourly workers at its Hennepin, Illinois facility reached agreement on a new five-year collective bargaining agreement. This agreement covers 71 production and maintenance workers represented by the local branch of the International Union of Operating Engineers Local 399, AFL-CIO and expires on May 14, 2002. Also during 1997, the Company and the hourly workers at its Thorold, Ontario facility reached agreement on a new three-year collective bargaining agreement. This agreement covers 33 production and maintenance workers represented by the local branch of the Chemical Energy & Paper Workers Union and expires in April 2000. The labor agreement with the hourly workers at the Company's Tonawanda, New York facility, which covers 94 production and maintenance workers represented by the local branch of the United Steel Workers of America, expires in October 1998.

       Impact of Year 2000
            Some of the Company's older computer programs were written using two digits rather than four to define the applicable year.
       As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

            The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 project cost is estimated at approximately $783,000, which includes $723,000 for the purchase of new software and computer equipment that will be capitalized and $60,000 that will be expensed as incurred. To date, the Company has incurred approximately $279,000 ($264,000 capitalized), primarily for assessment of the Year 2000 issue and the development of a modification plan and purchase of new software.

            The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

            The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

       Impact of New Accounting Standards
            In June 1997, the Financial Accounting Standards Board issued Statement 130, "Reporting Comprehensive Income." Statement 130 establishes new rules for the reporting and display of comprehensive income and its components; however, adoption in 1998 will have no impact on the Company's net income or stockholders' equity. Statement 130 requires the foreign currency translation adjustments, which currently are reported in stockholders' equity, to be included in other comprehensive income and the disclosure of total comprehensive income. If the Company adopted Statement 130 for the year ended December 31, 1997, the total of other comprehensive income items, reported as a component of stockholders' equity and comprehensive income (which includes net income) would be $(865,000) and $4,575,000 respectively, and would be displayed separately.

            In June 1997, the Financial Accounting Standards Board issued Statement 131, "Disclosure About Segments of an Enterprise and Related Information," which is effective for years beginning after December 15,1997. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company will adopt the new requirements retroactively during 1998. Management has not completed its review of Statement 131, but currently does not anticipate that the adoption of this statement will result in the Company reporting additional segments.

       Item 8.   Financial Statements and Supplementary Data

            The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated January 14, 1998, appear on pages 13 through 36 to follow.



                          Report of Independent Auditors


       Board of Directors
       Exolon-ESK Company

       We have audited the accompanying consolidated balance sheets of Exolon-ESK Company and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exolon-ESK Company and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       As discussed in Note 10 to the financial statements, in 1995 the Company changed its method of accounting for postretirement benefits other than pensions for its Canadian subsidiary.


                                                   /s/Ernst & Young LLP



       Buffalo, New York
       January 14, 1998



                     Exolon-ESK Company and Subsidiaries
                    Consolidated Statements of Operations
                   (In thousands, except per share amounts)

                                                     Year Ended
                                                    December 31

                                              1997     1996     1995
       Net Sales                            $78,096  $77,459 $ 68,592
       Cost of Goods Sold                    60,810   59,620   53,212
       Gross Profit Before Depreciation      17,286   17,839   15,380
       Depreciation                           2,734    2,826    2,873
       Selling, General & Administrative
        Expenses                              5,148    5,621    4,958
       Research and Development                  49       34       22
       Operating Income                       9,355    9,358    7,527

       Other (Income) Expenses:
           Interest Expense                     938    1,136    1,469
           Equity in Income of Norwegian
            Joint Venture                      (437)    (673)    (793)
           Other                                168     (330)      (6)
       Income before Income Taxes and Cumulative
        Effect of Accounting Change           8,686    9,225    6,857
       Income Tax Expense                     3,432    3,145    2,893
       Income before Cumulative Effect of
        Accounting Change                     5,254    6,080    3,964
       Cumulative Effect of Accounting Change-
        Net of Income Tax Benefit of $282         -        -     (502)
       Net Income                            $5,254  $ 6,080 $  3,462
       Basic Earnings Per Common Share:
        Income before Cumulative Effect
         of Accounting Change                $ 5.41  $  6.27 $   4.06
        Cumulative Effect of Accounting
         Change                                   -        -    (0.52)
        Net Income                           $ 5.41  $  6.27 $   3.54
       Basic Earnings Per Class A Common Share:
        Income before Cumulative Effect
         of Accounting Change                $ 5.08  $  5.90 $   3.81
        Cumulative Effect of Accounting Change    -        -    (0.49)
        Net Income                           $ 5.08  $  5.90 $   3.32
       Diluted Earnings Per Common Share:
        Income before Cumulative Effect
         of Accounting Change                $ 5.21  $  6.03 $   3.93
        Cumulative Effect of Accounting Change    -        -    (0.49)
        Net Income                           $ 5.21  $  6.03 $   3.44
       Diluted Earnings Per Class A Common Share:
        Income before Cumulative Effect
         of Accounting Change                $ 4.91  $  5.69 $   3.71
        Cumulative Effect of Accounting Change    -        -    (0.47)
        Net Income                           $ 4.91  $  5.69 $   3.24

       The accompanying notes to consolidated financial statements are an integral part of these statements.


                    Exolon-ESK Company and Subsidiaries
                        Consolidated Balance Sheets
                   (In thousands, except share amounts)

                                                        December 31

       Assets                                          1997     1996
       Current assets:
         Cash and cash equivalents                   $2,503     $275
         Accounts receivable (less allowance for
          doubtful accounts of $350 in 1997 and
          $502 in 1996)                               9,582    9,061
         Inventories                                 16,636   18,439
         Prepaid expenses                               183      526
         Deferred income taxes                          356        -
       Total Current Assets                          29,260   28,301
       Investment in Norwegian joint venture          5,505    5,812
       Property, plant and equipment                 26,290   18,385
       Bond sinking fund                                885        -
       Cash equivalents restricted for capital additions  -    7,996
       Other assets                                   1,337      989
       Total Assets                                 $63,277  $61,483
       Liabilities and Stockholders' Equity
       Current liabilities:

         Cash overdraft                             $     -   $1,413
         Notes payable                                    -      219
         Current maturities of long-term debt and
          sinking fund requirements                   1,367    1,667
         Accounts payable                             2,661    3,223
         Accrued expenses                             1,858    1,780
         Income taxes payable                           196      466
         Deferred income taxes                            -       50
       Total Current Liabilities                      6,082    8,818
       Deferred income taxes                          1,834    1,436
       Long-term debt                                20,033   20,433
       Other long-term liabilities                    2,539    2,538
       Commitments and Contingencies
       Stockholders' equity:
         Preferred stock
           Series A (liquidation preference - $484)     276      276
           Series B (liquidation preference - $484)     166      166
         Common stock, issued 512,897,
          outstanding 481,995 ($1 par value)            513      513
         Class A common stock, issued/outstanding
          512,897 ($1 par value)                        513      513
         Additional paid-in capital                   4,345    4,345
         Retained earnings                           28,209   22,999
         Cumulative translation adjustment             (865)    (186)
         Treasury stock, at cost                       (368)    (368)
       Total Stockholders' Equity                    32,789   28,258
       Total Liabilities and Stockholders' Equity   $63,277  $61,483

       The accompanying notes to consolidated financial statements are an integral part of these statements.


                      Exolon-ESK Company and Subsidiaries
                     Consolidated Statements of Cash Flows
                                (In thousands)
                                                  Year Ended December 31

                                                   1997    1996    1995
       Cash Flow from Operating Activities:
         Net income                              $5,254  $6,080  $3,462
         Adjustments to reconcile net income to cash
           provided by operating activities:
             Depreciation                         2,734   2,826   2,873
             Cumulative effect of change in
              accounting for
              post-retirement benefits                -       -     502
             Equity in income of Norwegian joint
              venture                              (437)   (673)   (793)
            (Gain) loss on fixed asset disposals    (23)     29      16
             Deferred income taxes                   47      26     729
             Foreign currency adjustments            10       4      (2)
         Change in Assets and Liabilities:
             Accounts receivable                   (521)   (165) (1,960)
             Inventories                          1,803   1,261  (2,596)
             Prepaid expenses                       343    (167)     40
             Other assets                           (37)    (98)    (97)
             Cash overdraft                      (1,413)  1,413       -
             Accounts payable                      (562)     (6)    424
             Accrued expenses                        78      67      91
             Income taxes payable                  (270)   (863)  1,194
             Other liabilities and accrued
              postretirement benefit costs            1    (748)   (344)
          Net Cash Provided by Operating
           Activities                             7,007   8,986   3,539
       Cash Flow from Investing Activities:
             Capital expenditures               (10,617) (6,170) (2,695)
             Purchases of restricted cash
              equivalents                         7,996  (7,996)      -
             Proceeds from fixed asset disposals      1     123       8
       Net Cash Used for Investing Activities    (2,620)(14,043) (2,687)
       Cash Flow from Financing Activities:
         Payments to bond sinking fund             (867)      -       -
         Net (repayments of) proceeds from
          long-term debt                           (700) (7,800)  1,200
         Proceeds from issuance of long-term debt     -  13,000       -
         Deferred financing fees                   (329)   (494)      -
         Net proceeds from (repayments of) notes
          payable                                  (219)    219  (2,000)
         Dividends paid                             (44)    (33)    (54)
         Principal payments under capital lease
          obligations                                 -       -     (25)
         Net Cash Provided by (Used for)
          Financing Activities                   (2,159)  4,892    (879)
         Net (Decrease) Increase in Cash and
          Cash Equivalents                        2,228    (165)    (27)
        Cash and Cash Equivalents at Beginning
         of Year                                    275     440     467
        Cash and Cash Equivalents at End of Year $2,503 $ 275 $ 440 Supplemental Disclosures of Cash Flow
        Information:
       Cash paid during the year for:
         Interest                                $1,261  $1,171  $1,493
         Income Taxes                            $3,710  $3,983  $  991

       The accompanying notes to consolidated financial statements are an integral part of these statements.


                       Exolon-ESK Company and Subsidiaries
                 Consolidated Statements of Stockholders' Equity
                (In thousands, except share and per share amounts)

                                                      Year ended December 31

                                                      1997   1996    1995

        Series A preferred stock                     $ 276  $ 276   $ 276
        Series B preferred stock                       166    166     166

        Total preferred stock                        $ 442  $ 442   $ 442

        Common stockholders' equity:

           Common stock                              $ 513  $ 513   $ 513
           Class A common stock                        513    513     513
           Additional paid-in capital                4,345  4,345   4,345
           Retained earnings:

              Balance, beginning of year            22,999 16,952  13,545

                 Net income                          5,254  6,080   3,462
                 Preferred stock dividends -
                    1997 - $1.109 per share;
                    1996 - $0.8438 per share;          (44)   (33)    (55)
                    1995 - $1.4062 per share
              Balance, end of year                  28,209 22,999  16,952

           Cumulative translation adjustment:

              Balance, beginning of year              (186)   (99)   (362)

              Change in cumulative translation
               adjustment                             (679)   (87)    263

              Balance, end of year                    (865)  (186)    (99)

           Treasury stock, at cost                    (368)  (368)   (368)
        Total common stockholders' equity,
         end of year                               $32,347 $27,816 $21,856
        Total Stockholders' equity, end of year    $32,789 $28,258 $22,298

        The accompanying notes to consolidated financial statements are an integral part of these statements.


                       EXOLON-ESK COMPANY AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         DECEMBER 31, 1997, 1996 and 1995


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

            d.   Inventories

            Inventories are stated at the lower of cost or market. Approximately 65% and 60% of the dollar value of inventories is stated at last-in, first-out (LIFO) cost at December 31, 1997 and 1996, respectively, with the balance being stated at average cost.

            e.   Property, plant and equipment

            Property, plant and equipment is stated at cost. Maintenance and repairs are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is computed for financial reporting purposes using straight-line and declining balance methods over the estimated useful lives of the assets as follows: buildings, 15-50 years; machinery and equipment, 3-20 years.

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

            Net gains (losses) arising as a result of the remeasurement of the Canadian subsidiary's financial statements into the United States dollar and from other foreign currency transactions amounted to ($317,000), $42,000, and ($30,000) in 1997, 1996, and 1995,
       respectively.

            g.   Income taxes

            Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities as measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

            The Company does not provide U.S. Federal income taxes on the entire balance of the undistributed earnings of foreign subsidiaries as these earnings are considered to be permanently reinvested. In 1995, the Company decided to repatriate up to $3,100,000 of undistributed earnings from its Canadian subsidiary through a future stock redemption and has provided for all applicable income taxes in the 1995 statement of operations. At December 31, 1997, undistributed earnings of the Canadian and Norwegian foreign subsidiaries combined were $13,120,000.

            Investment tax credits are accounted for using the flow-through method.

            h.   Currency forward contracts

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

            i.   Environmental remediation and compliance

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

            j.   Long-lived assets

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

            k.   Cash equivalents

            The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

            l.   Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

            m.   Earnings per share

            In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement No. 128 replaced primary and fully diluted earnings per share with basic and diluted earnings per share. Statement No. 128 had no effect on the Company's reported earnings per share.

       2.   Inventories

            If the average cost method, which would approximate current or replacement costs, had been used for valuing all inventories of the Company, inventories would have been $3,351,000 and $2,361,000 higher than reported at December 31, 1997 and 1996, respectively.

            The following are the major classes of inventories as of December 31 (in thousands):

                                                1997    1996
               Raw Materials                   $2,839  $3,581

               Semi-Finished and Finished
                Goods                          16,183  16,294
               Supplies and Other                 965     925
                                               19,987  20,800
               Less:  LIFO Reserve             (3,351) (2,361)

                                              $16,636 $18,439

       3.   Property, Plant and Equipment


                   Property, plant and equipment consists of (in
                   thousands):
                                                     1997    1996

                   Land                            $  283  $  283

                   Buildings                        7,860   7,804
                   Machinery & equipment           49,614  47,941

                   Construction in progress        13,605   5,129

                                                   71,362  61,157
                   Less - accumulated
                    depreciation                   45,072  42,772
                                                  $26,290 $18,385

            During 1997 and 1996, the Company capitalized interest costs totaling $346,000 and $114,000, respectively.

       4.   Business Segment Information

            The Company manufactures abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment. The Company conducts operations through its manufacturing facilities in the United States and Canada, and its equity interest in a Norwegian joint venture.

            No one customer accounted for 10% or more of net sales in 1997, 1996 or 1995. Sales between Canada and the United States are made at cost plus a margin which approximates the gross profit generally received for sales of similar products by the Canadian entity.


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


                                                              December 31

          Balance Sheet Data                                  1997    1996
            Current assets                                  $4,563  $5,081
            Non-current assets                               2,599   2,752
            Current liabilities                              1,332   1,391
            Non-current Liabilities                            246     319



          Statement of Operations                      1997   1996    1995
            Net Sales                                $8,037 $8,195  $8,140
            Gross profit                              1,551  1,709   2,097
            Income before income taxes                  437    673     793

            The Company does not provide U.S. Federal income taxes on the undistributed earnings of the Norwegian joint venture as these earnings are permanently reinvested. At December 31, 1997 and 1996, undistributed earnings of the joint venture were $5,044,000 and $4,791,000, respectively.

       6.   Notes Payable

            The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility
       provided by a Canadian bank.   The demand loan had a zero balance as
       of December 31, 1997 and 1995 and a balance of $219,000 as of December 31, 1996.

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

       7.   Long-Term Debt

            Long-term debt consists of (in thousands):
                                                        1997    1996

            Revolving credit and term loan              $400    $300
            agreement with a U.S. Bank.  Interest
            at prime rate plus /% or LIBOR plus 2-1/2%
            (8.5% at December 31, 1997 and 1996).

            Term loan agreement with a U.S. Bank.          -     800

            Industrial revenue bond held by an         8,000   8,000
            insurance company.  Interest is at a
            fixed rate of 8 %.  Bond maturity is
            January 1, 2018.

            Industrial revenue bond. Interest is 13,000 13,000 variable (4.9% at December 31, 1997 and
            1996 ).
                                                     ------- -------
                                                     $21,400 $22,100

            Less - current maturities and sinking      1,367   1,667
            fund requirements                        ------- -------
                                                     $20,033 $20,433



       U.S. Credit Agreement

            The Company's Credit Agreement dated December 22, 1992 with a U.S. bank provides for borrowings up to $10,000,000 under a revolving credit facility.

            At December 31, 1997 borrowings of $400,000 were outstanding under the revolving portion of the Credit Agreement. The revolving portion converts, in whole or any portion, to a term note on March 31, 1999. Any principal balance of the revolver which is not converted is required to be repaid by the conversion date. Upon conversion, the term loan is payable in sixteen quarterly principal installments as follows: fifteen equal quarterly installments, each equal to the lesser of $250,000 or 2.5% of the principal balance of the revolver converted on the conversion date beginning April 1, 1999 and continuing to October 1, 2002 and one final payment on January 1, 2003 in an amount equal to the remaining balance of the term note. The Company must pay a commitment fee equal to 0.15% per annum on the unused portion of the revolving credit facility.

            Borrowings under the Credit Agreement bear interest at either a defined base rate, contingent upon the bank's prime lending rate, or a rate based on the London Interbank Offered Rate (LIBOR). The Company has the option to convert the interest rate on all or a portion of the principal of its borrowings from the prime rate to the rate based on LIBOR. Interest is payable monthly.

            The U.S. Credit Agreement requires the Company to maintain certain financial covenants. In addition, the agreement sets forth limits on capital expenditures and dividends, and contains certain other covenants including restriction on mergers, consolidations and sales of assets. The Company is precluded from paying or declaring any dividends or other distributions on its Common Stock without written consent from its U.S. bank. The Company may declare Preferred Stock dividends not to exceed $100,000 in the aggregate in any fiscal year. At December 31, 1997 the Company was in compliance with such requirements.

            As collateral for the U.S. Credit Agreement, the bank has a security interest in all U.S. accounts receivable and inventory as well as certain additional assets of the Tonawanda, New York facility.

       Industrial Revenue Bonds

            The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company. The bonds bear interest, payable quarterly to a bank as trustee at a fixed rate of 8 %. Amortization of principal commences in January, 1999. The bond agreement contains certain restrictive covenants which are consistent with the covenants contained in the U.S. Credit Agreement.

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

            In support of the $13,000,000 bond issue, the Company obtained a $13,000,000 letter of credit from its principal U.S. bank for the benefit of the trustee of the bonds. A letter of credit fee equal to 0.75% per annum is payable to the bank periodically, in arrears. The letter of credit expires in December 2001 and is renewable annually thereafter. The letter of credit agreement requires the Company to make voluntary quarterly contributions to a sinking fund in an amount which would be sufficient to provide for the redemption of all of the bonds within 15 years. The letter of credit agreement also requires the Company to contribute to the sinking fund, an amount equal to the Company's excess cash flow, as defined, up to a maximum of $4,333,333 in the aggregate. At December 31, 1997, the amount required under this provision was $500,000 and has been included in current maturities of long-term debt.

            At December 31, 1997 the bond sinking fund had a balance of $885,000. The sinking fund monies are invested in certificates of deposit with the bond trustee.

            Aggregate annual maturities of long-term debt and scheduled sinking fund requirements are as follows:


                                     1998      1,367,000
                                     1999        997,000
                                     2000      1,006,000
                                     2001      1,006,000
                                     2002      1,006,000
                                     2003   $ 16,018,000
                                      and
                                   beyond


       8.   Income Taxes

            The components of income before income taxes and cumulative effect of accounting change are as follows (in thousands):

                                          1997       1996       1995


               Domestic                 $5,142     $5,711     $3,815

               Foreign                   3,544      3,514      3,042
                              Total     $8,686    $ 9,225    $ 6,857



            The components of income tax expense are as follows (in thousands):


                                           1997       1996       1995
               Current provision (benefit):
                 United States
                    Federal            $ 1,540    $ 1,850    $ 1,226
                    State                  339        271        178
                 Foreign                 1,506        995        768
                         Total Current   3,385      3,116      2,172

               Deferred provision (benefit):
                 United States
                    Federal                 13        (45)       494
                    State                    7          6        (36)
                 Foreign                    27         68        263
                         Total Deferred     47         29        721

                              Total    $ 3,432    $ 3,145    $ 2,893

            The actual tax expense differs from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows (in thousands):


                                                  1997    1996   1995

       Computed expected tax expense           $2,954  $3,137  $ 2,332
       Effect of differing tax rates
        applicable to foreign subsidiary income  (317)   (407)   (267)
       Effect of permanent differences             15      47       9
       State and Provincial taxes, net of
        Federal benefit                           797     486     465
       U.S. reserve for dividend repatriation       -       -     571
       Other                                      (17)   (118)   (217)
       Total income tax expense                $3,432  $3,145  $2,893

       Effective tax rate                        39.5%   34.1%   42.2%


            Deferred income tax liabilities and assets include the following (in thousands):

                                                     1997     1996
              Deferred tax liabilities:

                 Excess tax depreciation          $ 1,732   $2,044
                 Norwegian tax assessment reserve      51       59
                 Dividend repatriation reserve        571      571
                 Pension and payroll accruals         210      114
              Gross deferred tax liabilities      $ 2,564   $2,788

              Deferred tax assets:
                 Norwegian NOL                          -      (53)
                 Inventory accounting methods         (29)     (38)
                 Accounts receivable and other
                  asset reserves                     (112)     (47)
                 Post retirement accrual             (945)  (1,039)
                 Other, net                             -     (125)
              Gross deferred tax assets           $(1,086) $(1,302)
              Net deferred tax liability at
               end of year                        $ 1,478   $1,486


       9.   Capital Stock

            The Company has two classes of Common Stock, each of which is entitled to 50% of the Company's earnings, regardless of the actual shares outstanding. At December 31, 1997 there were 600,000 shares of $1 par value Common Stock authorized, of which 512,897 shares were issued and 481,995 shares were outstanding. At the same date there were 600,000 shares of $1 par value Class A Common Stock, of which 512,897 shares were issued and outstanding.

            Additionally, there were 100,000 shares of no par value Preferred Stock authorized. At December 31, 1997 there were 19,364 shares of Series A and 19,364 shares of Series B Preferred Stock outstanding.

            At December 31, 1997, the shares of Series A and Series B Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative annual cash dividends at the rate of $1.125 per share. The Series A and Series B Preferred Stock have a preference upon liquidation of $25.00 each per share. Each share of Series A and Series B Preferred Stock is convertible into 1.125 shares of Common Stock and Class A Common Stock, respectively. The shares of Common Stock, voting with the shares of the Series A Preferred Stock, have the right to elect one-half of the members of the Board of Directors and the shares of Class A Common Stock voting with the Series B Preferred Stock, owned by Wacker Chemical (USA), Inc. ("Wacker USA"), have the right to elect the remaining one-half of the members of the Board of Directors.

       10.  Pension and Other Retirement Benefits

            The Company sponsors contributory and non-contributory pension plans in the United States and Canada covering substantially all hourly and salaried employees with the exception of union employees at the Company's Hennepin plant, who are covered by a union-sponsored pension plan. The Company's U.S. defined contribution plan which covers all of its domestic salaried employees and its Canadian defined contribution plan covering substantially all Canadian employees, provide for the Company to make regular contributions based on salaries of eligible employees. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. Contributions to the U.S. defined contribution plan totaled $200,000 in 1997, $176,000 in 1996, and $146,000 in 1995.
       Contributions to the Canadian defined contribution plan were $56,000 in 1997, $78,000 in 1996 and $66,000 in 1995. The Company also provides a defined benefit plan for hourly employees at the Tonawanda plant. Benefits are based primarily on years of service. The Company's policy for this plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

            The Company also participates in a collectively bargained, union-sponsored multiemployer pension plan which benefits employees of the Company's Hennepin, Illinois facility who are union members. Company contributions to this plan were $180,000, $139,000 and $125,000 for 1997, 1996 and 1995, respectively. This plan is not administered by the Company. Contributions are determined in accordance with the provisions of the negotiated labor contract.

            Total pension expense for all plans amounted to $454,000, $393,000, and $361,000 in 1997, 1996 and 1995, respectively

            The following table summarizes the funded status of the Company's Tonawanda hourly employees defined benefit plan and the related amounts recognized in the Company's consolidated balance sheets as of December 31, 1997 and 1996 (in thousands):


                                                  December 31

                                                     1997   1996
       Actuarial present value of accumulated
        benefit obligations, including vested
        benefit obligations of $1,653 at
        December 31, 1997 and $1,539 at
        December 31, 1996                        ($1,658)  ($1,540)
       Projected benefit obligations             ($1,658)  ($1,540)
       Plan assets at fair value, primarily         3,082    2,421
        equity securities
       Plan assets in excess of plan obligations    1,424      881
       Unrecognized net loss at transition, being
         amortized over approximately 17 years        103      120
       Unrecognized prior service cost                138      150
       Unrecognized gain arising since transition  (1,155)    (623)
       Prepaid pension expense                       $510     $528

       The actuarially computed pension cost for 1997, 1996 and 1995 included the following components (in thousands):


                                                     1997   1996     1995

       Service costs                                 $ 59   $ 57     $ 54
       Interest on projected benefit obligation       123    118      106
       Actual return on plan assets                  (761)  (464)    (404)
       Amortization of transition liability and       597    332      324
         deferrals
       Net periodic pension expense                  $ 18   $ 43     $ 80

            Unrecognized gains and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.

            An assumed discount rate of 8% has been used in determining the actuarial present value of the projected benefit obligation. The expected long-term rate of return on plan assets is 7%.

            Benefits under the Canadian subsidiary's pension plans are based on employee and employer matching contributions for defined contribution plan and years of service for the defined benefit plan. The Company has applied for the termination of the Canadian defined benefit plan with the Pension Commission of Ontario. Upon formal procedural approval by the Pension Commission of Ontario, the defined benefit plan will be terminated and a projection of the employees benefits at retirement age will be calculated and subsequently rolled over into the defined contribution plan. The defined benefit plan had a surplus of approximately $120,000 (Canadian) as of December 31, 1993, the date of the most recent actuarial valuation. Assets of the plan at December 31, 1997 and 1996 included 26,000 shares of the Common Stock of Exolon-ESK Company valued at approximately $1.3 million (Canadian) at December 31, 1997.

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

            The amounts recognized in the Company's December 31, 1997 and 1996 balance sheets for its U.S. operations were as follows (in thousands):


                                                December 31
                                             1997         1996
        Accumulated postretirement
        benefits obligation:
             Retirees                     $1,004        $1,044
             Fully eligible active
              participants                   415           435
             Terminated participants not
              yet receiving benefits          65            40
        Total accumulated postretirement
         benefits obligation              $1,484        $1,520
        Unrecognized prior service cost      (24)          (25)
        Unrecognized gain                    305           302
        Accrued postretirement benefit
         obligation                       $1,765        $1,797

        Net periodic postretirement benefit costs for 1997, 1996 and 1995 included the following components (in thousands):

                                            1997   1996   1995

        Service cost - benefits earned      $ 11   $ 11   $ 12
        Interest cost                        117     98     92
        Amortization                          (8)   (33)   (42)
        Net periodic postretirement
         benefit cost                      $ 120   $ 76   $ 62

            For measuring the postretirement benefit obligation as of December 31, 1997 an 8% annual rate of increase in health care rates was assumed for the next 4 years and 6% per year thereafter. It was also assumed that reimbursable expenses for post-1990 retirees would be at least equal to the dollar reimbursement limitation. Increasing the annual rate of increase in health care rates by one percentage point would increase the accumulated post-retirement obligation by $47,000 and would increase the periodic post-retirement cost by $8,000. Group life insurance premiums and limitations on dollar reimbursements (applicable to post-1990 retirees) are not assumed to be subject to increases. An assumed discount rate of 8% has been used to determine the actuarial present value of the projected benefit obligation.

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

            The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective January 1, 1995 for its Canadian subsidiary and recognized the initial obligation as a one-time, after-tax charge to earnings of $502,000 (net of income tax effect of $282,000) in the year ended December 31, 1995.

            The amounts recognized in the December 31, 1997 and 1996 balance sheets for Canadian operations were as follows (in thousands):


                                                         December 31

                                                     1997           1996
        Accumulated postretirement benefits
         obligation:
             Retirees                                $825           $885
        Fully eligible active participants            242            323
        Total accumulated postretirement benefits
         obligation                                 1,067          1,208
        Unrecognized net loss                        (282)          (446)
        Accrued postretirement benefit obligation    $785           $762


        Net periodic postretirement benefit costs for Canadian operations for 1997, 1996 and 1995 included the following components (in thousands):

                                                      1997   1996    1995
        Service cost - benefits earned during
         the period                                   $ 22   $ 10    $ 13
        Interest cost                                   93     45      61
        Amortization of gain (loss)                     30    (17)      -
        Net periodic postretirement benefit cost     $ 145   $ 38    $ 74


            For measuring the post-retirement benefits obligation, an 8% annual rate of increase in the health care rates was assumed for the next 3 years and 6% per year thereafter. Increasing the annual rate of increase in the health care rates by one percentage point in each year would increase the accumulated post-retirement benefits obligation by $97,000 and would increase the periodic post-retirement benefits cost by $22,000. The group life insurance premiums are not assumed to be subject to increase. An assumed discount rate of 8% was used.

            Unrecognized gains and losses are amortized on a straight-line basis over the average remaining service period of active participants.

            The accrued postretirement benefits obligation has been recorded in the Company's balance sheet as follows (in thousands):


                                                   December 31
                                                   1997    1996

                    Accrued expenses               $138    $130

                    Accrued postretirement        2,412   2,429
                                                 $2,550  $2,559


       11.  Related Party Transactions

            The Company purchased combined totals of $3,130,000, $3,740,000 and $4,320,000 of products from its affiliates, Elektroschmelzwerk Kempten GmbH, and its Norwegian joint venture during 1997, 1996 and 1995, respectively.

            The Company has a royalty agreement with an affiliate of a shareholder of the Company as described in Note 12(b).

       12.  Commitments

            a.   Lease agreements

            The Company leases certain machinery and equipment under operating leases. Amounts charged to expense for the years ended December 31, 1997, 1996 and 1995 were $366,000, $428,000 and $370,000, respectively. Total minimum lease payments, at December 31, 1997, under operating leases are summarized as follows (in thousands):


                               1998         278,000
                               1999          90,000
                               2000           7,500

                                           $375,500


            b.   Royalty agreements

            The Company was party to a royalty agreement which expired in 1996 and covered production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a new furnace plant. The Company is also party to a separate royalty agreement which covers production of specialty product for the refractory market, and expires April 30, 2001. Royalty expense in U.S. dollars amounted $0, $419,000 and $725,000 in years ended December 31, 1997, 1996 and 1995, respectively.

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

                 In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs of up to $14,000,000. As of December 31, 1997, the Company has incurred approximately $13,064,000 of capital costs related to the facility improvements. The remaining costs are expected to be incurred in the first quarter of
                 1998.   The cost of these required capital improvements was
                 financed principally with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

                 The Norwegian State Pollution Control Authority has issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. Specific target emission limits have been set, and a compliance timetable ranging from the present until January 1, 2001 has been established. The costs associated with achieving compliance with these limits are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture. Management believes the joint venture can meet the sulfur requirements with changes in production techniques and raw material procurement including low sulfur coke rather than capital expenditures. Based upon current known information the Company estimates the costs associated with achieving compliance with these limits would range from $4 to $5 million.

            b.   Legal Matters

                 (i) Federal Proceedings and Related Matters

                 On October 18, 1994, a lawsuit was commenced in the U.S. District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. In October 1997, the Norton Company was named an additional defendant in both cases.
                 The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

                 In 1994, the U.S. Defense Logistics Agency (the "DLA") temporarily suspended the Company from contracting with the U.S. Government under procurement or non-procurement programs. During 1997, the Company and the DLA entered into a two-year Administrative Agreement which lifted the suspension.

                 (ii)  Exolon-ESK Company of Canada, Ltd.

                 An action for damages was brought against Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. by International Oxide Fusion Inc. of Niagara Falls, Ontario in December, 1996. This action alleges that the Thorold, Ontario facility is in the possession of technology that was provided in 1990 to Exolon-ESK Company to produce MagChrome and Fused Magnesium Oxide and has refused to pay further royalty payments. International Oxide Fusion Inc. claims damages for loss of royalty payments from the number 4 furnace. Further, International Oxide Fusion alleges that number 6 furnace, which was designed in 1996, utilizes the International Oxide Fusion's 1990 furnace design technology and seeks royalty payment. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. have filed a Statement of Defense and Counterclaim against International Oxide Fusion Inc., Edward J. Bielawski, Robert Thiel (the principals of International Oxide Fusion Inc.), Thomas Farr and Fusion Unlimited (Niagara) Inc. which was issued in January, 1997 in Toronto, Ontario. The Plaintiffs originally sought $182 million as damages, which management considers to be beyond any reasonable understanding. The Company's counterclaim is in the amount of approximately $ 10 million. A motion for summary judgment on royalty payments for furnace number 4 was decided against the Company in December 1997 and the Company must now pay back royalties of approximately $220,000 which the Company has accrued at December 31, 1997. A further expedited trial was ordered on the remaining claims and counterclaim. It is the opinion of management that the number 6 furnace does not use the same technology as the number 4 furnace.

                 A separate, unrelated lawsuit was commenced by The Exolon-ESK Company of Canada, Ltd. against Theeb, Ltd. and Edward
                 J. Bielawski in August, 1997. The action arises out of a 1985 contract in connection with a crane and its runway system. The Company is seeking $2 million in damages for negligence and punitive damages. A Statement of Defense has been filed by the defendants.

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

            At December 31, 1997 the Company had open currency forward contracts to purchase Canadian dollars with a stated, or notional, value of approximately $1,700,000. The fair value of the underlying currency based upon the December 31, 1997 exchange rate was approximately $1,650,000.

       15.  Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share (in thousands except share and per share information):

                                                     1997     1996     1995
        Numerator:
            Net income                             $  5,254 $  6,080  $3,462

            Preferred stock dividends                  (44)     (32)    (54)
            Net income available to common         $  5,210 $  6,048  $3,408
             stockholders

        Numerator for basic earnings per share:

            Common stockholders (50%)                 2,605    3,024   1,704
            Class A common stockholders (50%)         2,605    3,024   1,704

                                                      5,210    6,048   3,408
            Effect of diluted securities -               44       32      54
              preferred stock dividends

        Net income available to common
         stockholders after assumed                $  5,254 $  6,080  $3,462
         conversion of preferred stock
        Numerator for diluted earnings per share:

            Common stockholders (50%)              $  2,627 $  3,040  $1,731
            Class A common stockholders (50%)         2,627    3,040   1,731

                                                   $  5,254 $  6,080  $3,462
        Denominator:
          Common stock:
            Denominator for basic earnings per
             share - weighted average shares        481,995  481,995 481,995
            Effect of dilutive securities -          21,785   21,785  21,785
             convertible preferred stock
            Denominator for diluted earnings per
             share - adjusted weighted average
             shares and assumed conversions         503,780  503,780 503,780

          Class A common stock:
            Denominator for basic earnings per
        share - weighted average shares             512,897  512,897 512,897

            Effect of dilutive securities -          21,785   21,785  21,785
             convertible preferred stock

            Denominator for diluted earnings per
             share - adjusted weighted average
             shares and assumed conversions         534,682  534,682 534,682
        Basic earnings per share:
          Common stock                                $5.41    $6.27   $3.54
          Class A common stock                        $5.08    $5.90   $3.32
        Diluted earnings per share:
          Common stock                                $5.21    $6.03   $3.44
          Class A common stock                        $4.91    $5.69   $3.24


       16.  Quarterly Financial Data (unaudited)

            Summarized quarterly financial data for 1997 and 1996 is as follows:

                                                          Quarter

          (thousands of dollars except per      First   Second  Third   Fourth
          share amounts)

          Year Ended December 31, 1997
          Net Sales                           $20,193  $20,034 $19,166 $18,703
          Gross Profit Before Depreciation      4,583    4,889   4,549   3,265
          Net Income                           $1,348   $1,492  $1,378  $1,036

          Basic Earnings Per Common Share       $1.39    $1.54   $1.42   $1.06
          Basic Earnings  Per Class A
           Common Share                         $1.30    $1.45   $1.33   $1.00

          Year Ended December 31, 1996

          Net Sales                           $19,846  $19,739 $18,903 $18,971
          Gross Profit Before Depreciation      4,543    4,695   4,274   4,327
          Net Income                          $ 1,410  $ 1,604 $ 1,074  $1,992

          Basic Earnings Per Common Share       $1.45    $1.65   $1.10   $2.07

          Basic Earnings  Per Class A
           Common Share                         $1.36    $1.55   $1.04   $1.95


       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                      PART III


       Item 10.  Directors and Executive Officers of the Registrant

            The Board of Directors consists of six members, three of whom are elected by the outstanding shares of Common Stock and Series A Preferred Stock voting as a class, and three of whom are elected by the outstanding shares of Class A Common Stock and Series B Preferred Stock voting as a class.

            The Directors currently elected by the shares of Common Stock and of the Series A Preferred Stock are Brent D. Baird, Theodore E. Dann, Jr. and Patrick W.E. Hodgson (such persons are hereinafter referred to as Common Directors, and the individuals currently elected by the shares of Class A Common Stock and Series B Preferred Stock are hereinafter referred to as Wacker Directors ). The Wacker Directors are Craig Rogerson, Dr. Bernhard Frank and Dr. Hans Herrmann.

            The following table contains information relating to the
       Company's Directors.  Such information and the information with regard to beneficial ownership of securities have been furnished to the
       Company by the respective directors.
                                                Shares of        Shares of
                                                the              the
                                                Company's        Company's
                                                Common           Series A
        Name and Principal                      Stock Owned      Preffered
        Occupation                              Benefi-          Stock Owned
                                       Year     cially           Benefi-
                                       First    as of            cially as
                                       Became   March 16,  % of  of March   % of
                                  Age  Director 1998      Class  16, 1998  Class

        Theodore E. Dann, Jr.      44  1986     90,800(1)  18.8     --      --
          Chairman of the
        Company's Board of
        Directors since June 1,
        1992; Corporate Secretary
        of the Company from
        January 1, 1987 through
        June 1, 1992; Chairman
        of Buffalo Technologies
        Corp., from April 11,
        1994 to June 1997;
        President of Buffalo
        Technologies Corp. since
        June 1997;
        Secretary/Treasurer,
        Director and Corporate
        Attorney for Ferro Alloys
        Services, Inc., since
        1985; Director of First
        Carolina Investors, Inc.

        Brent D Baird              59   1994    96,900(2)  20.1     --      --
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


        (1) See footnote (3) under table of more than 5% stockholders, under Item 12.

        (2)  See footnote (2) under table of more than 5%
             stockholders, under Item 12. Includes 1,300 shares owned by Mr. Baird, 14,000 shares owned by Aries Hill Corp., 18,800 shares owned by members of Mr. Baird's immediate family who share his household but as to which he has no voting or investment power, 5,700 shares owned by The Cameron Baird Foundation and 57,100 shares owned by First Carolina Investors, Inc.

        Patrick W.E. Hodgson       57  1991    77,270(3)  27.9   18,334    94.7
          President, Cinnamon
        Investments, London,
        Ontario, investment firm,
        since 1989; Chairman of
        Todd Shipyards, Inc.,
        since Feb. 1993; Chairman
        Scotts Hospitality 1994-
        1996; Director, First
        Empire State Corp., First
        Carolina Investors, Inc.,
        Versacold, Inc., and
        Scott's Restaurants, Inc.


        Craig A. Rogerson          41  1997    --       --      --      --
          President, Wacker
        Silicones Corporation
        since April 1997; Vice
        President and General
        Manager of Fibers
        Division, Hercules
        Chemical Specialties
        Company, Hercules, Inc.
        from 1996-1997; Sales
        Director, Americas, for
        the Paper Technology
        Division of the Hercules
        Chemical Specialties Co.
        from 1995-1996; Business
        Director, Absorbents &
        Textile Products Group
        from 1992-1995;
        Operations Director,
        Absorbents & Textile
        Products Group from 1991-
        1992.  Director, Wacker
        Silicones Corp., Wacker
        Chemical Holding Corp.,
        Wacker Chemical U.S.A.,
        and Wacker Biochem Co.

        (3) Includes 77,270 shares owned by Cinnamon Investments which Mr. Hodgson is a director. See footnote (2) under table of more than 5% stockholders, under Item 12.


        Dr. Hans Herrmann          62  1986    --       --      --      --
          A Managing Director of
        Elektroschmelzwerk
        Kempten GmbH of Germany
        since 1986; Vice
        President of Wacker-
        Chemitronic GmbH, a
        wholly-owned subsidiary
        of Wacker Chemie GmbH,
        1982-86; Executive Vice
        President and General
        Manager of Wacker
        Siltronic Corporation, a
        wholly-owned subsidiary
        of Wacker Chemical
        Corporation, 1978-82.


        Dr. Bernhard Frank         54  1997    --       --      --      --
          Vice President Finance
        and Administration Wacker
        Silicones Corporation
        since 1997; Vice
        President Administration
        of Wacker-Chemie GmbH,
        Cologne Plant, West
        Germany Chemicals from
        1990-1996.


       Item 11.  Executive Compensation

            The Company's directors, other than the Chairman, receive from the Company an annual retainer fee of $5,000, and $1,500 for each meeting of the Board or meeting of a committee of the Board they attend, but not to exceed $1,500 for any one day. Director fees payable to Wacker Directors for 1997 were paid to Wacker Chemical Corporation. The Chairman, Mr. Dann, receives an annual retainer fee of $50,000, plus the meeting fees received by the other directors.

       Compliance with Section 16 of the Securities Exchange Act

            Under Section 16 of the Securities Exchange Act of 1934, as amended, directors, executive officers and persons who own more than 10% of the Company's Common Stock are required to report their ownership of equity securities of the Company, and any changes in that ownership to the Securities Exchange Commission and to the Company. Based solely upon a review of reports furnished to the Company (the "Section 16(a) Reports") by such persons on Forms 3, 4 or 5 for the year ended December 31, 1997, there were no omissions from or late filings of Section 16(a) Reports.



       Executive Officers

            The executive officers of Exolon-ESK Company for 1998 are as follows:


               J. Fred Silver  ....     President and Chief Executive
                                        Officer (January 1997-August 1997)
               Robert Rieger .....      President and Chief Executive
                                        Officer (September 1997 - present)
               Michael H. Bieger ...    Chief Finance Officer and Vice
                                        President-Finance
               Kersi Dordi ......       Vice President Aluminum Oxide
                                        & Specialty Products
               Armand Ladage .....      Vice President Silicon Carbide
               John L. Redshaw ....     Vice President of Sales & Marketing
               Nancy E. Gates, Esq.     Secretary

            The business backgrounds of the Company's executive officers are as follows:

            Mr. Rieger, age 47, has been the President and Chief Executive Officer since September, 1997. He served as Managing Director of Zircon Worldwide, for Cookson Matthey Ceramics plc, London, England, from 1994 to 1997, and as President of TAM Ceramics, Inc., a subsidiary of Cookson Group plc, Niagara Falls, New York from 1985 to 1994. From 1979 to 1985 he served TAM Ceramics in various vice presidential and other managerial positions.

            Mr. Silver, age 52, was the President and Chief Executive Officer from February 15, 1996 through August 15, 1997. From April 26, 1995 to February 15, 1996 he was a member of the Company's Board of Directors. He served as President of Carborundum Abrasives Co. from 1981 through 1992 and President of Time Release Sciences, Inc., a foam manufacturer since January, 1993.

            Mr. Bieger, age 41, has been the Chief Financial Officer of the Company since August, 1996. He served as President and Chief Financial Officer of Perry's Ice Cream in Akron, New York from 1990-1994 and as a management consultant for SiGMA Consulting from March of 1994 through July 1996. He is a Certified Public Accountant in the State of New York.

            Mr. Dordi, age 49, has served as a Vice President of Aluminum Oxide & Specialty Products Manufacturing since October 1995 and has served as the General Manager of the Company's Canadian subsidiary, Exolon-ESK Company of Canada, Ltd., since September 1992. In January 1995, he became a member of the Company's Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. From November 1990 to September 1992, he served as the Plant Manager for the Company's Thorold, Ontario plant, and from 1986 to November of 1990, he served the Company in various technical and managerial capacities.

            Mr. Ladage, age 44, has served as a Vice President Silicon Carbide since October 1995. In January 1995, he became a member of the Company's Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. He served as the Plant Manager of the Company's Hennepin, Illinois operations since 1978.

            Mr. Redshaw, age 43, has served as Vice President of Sales and Marketing since October 1995. In January 1995, he became a member of the Company's Operating Committee, and in March 1995 was appointed as an executive officer on the Operating Committee. He has served as Metallurgical Sales and Marketing Manager for the Company since 1989.

            Ms. Gates, age 33, has been the Corporate Secretary since February 29, 1996. Since February 29, 1996, she has been employed as the Company's in-house counsel. From 1990 to 1996, Ms. Gates was a corporate attorney at the law firm of Magavern, Magavern, & Grimm, LLP, Buffalo, New York.

       Compensation of Executive Officers

            The following Summary Compensation Table sets forth information concerning compensation for services in all capacities for the Company and its subsidiaries for the fiscal years ended December 31, 1997, 1996, and 1995 of those persons who were, at December 31, 1997, (i) the chief executive officer of the Company and (ii) executive officers of the Company and its subsidiaries during 1997 whose annual base salary and bonus compensation exceeded $100,000, (collectively, the "Named Officers").

       Summary Compensation Table


                                   Annual Compensation

           Name and
           Principal                                            All Other
           Position            Year     Salary       Bonus    Compensation
                                                                    (1)
           Robert Rieger       1997     $55,576     28,334         $6,053
           President and
           Chief Executive
           Officer
           (effective
           September 1,
           1997)

           J. Fred Silver      1997    $103,000    $76,125        $11,543
           President and
           Chief Executive
           Officer
           (effective
           2/15/96 through
           August 15, 1997)

           Kersi Dordi         1997     $97,000    $47,530        $15,270
           Vice President
           Aluminum Oxide &    1996     $91,000    $45,500        $13,166
           Specialty
           Products            1995     $80,000    $45,000         $8,216



           Armand Ladage       1997     $90,000    $45,000        $15,085
           Vice President
           Silicon Carbide     1996     $85,000    $42,500        $13,738

                               1995     $80,000    $45,000         $7,545


           John L. Redshaw     1997     $97,000    $48,500        $14,531
           Vice President of
           Sales & Marketing   1996     $91,000    $45,500        $13,858

                               1995     $85,000    $45,000         $5,077



           Michael H. Bieger   1997     $93,000    $46,500        $14,251
           Chief Financial
           Officer             1996     $36,125    $18,750         $4,383



            (1) Includes matching contributions made by the Company under the Company's Retirement and Savings Plan for U.S. Salaried Employees (the "401(k) Plan"). Also includes premiums paid by the Company on term life insurance, amounts accrued under the Company's Retirement Plan for U.S. Salaried Employees and amounts paid under a car allowance policy.

       Compensation (Executive) Committee Interlocks and Insider
       Participation

            Elektroschmelzwerk Kempten GmbH ("Kempten") is a subsidiary of Wacker Chemie GmbH ("Wacker Chemie"), which is the owner of all of the outstanding stock of Wacker Chemicals (USA), Inc. ("Wacker"), and Wacker is the owner of all of the Company's outstanding Class A Common Stock and Series B Preferred Stock. The Company is the successor to a merger of ESK Corporation (wholly owned subsidiary of Wacker) into The Exolon Company which was effected on April 27, 1984. Pursuant to an exclusive distributorship and sales representation agreement which was entered into with Kempten at the time of the merger, the Company purchased $1,989,000 and $2,778,000 of certain products from Kempten, during 1997 and 1996, respectively.

            The Company and Kempten maintain a joint patent covering certain technology developed and implemented at the Company's Hennepin facility and are joint applicants with respect to another such patent. The patent and patent application relate to joint ownership rights in the subject technology.

            Dr. Hans Herrmann, who is Managing Director of Kempten, and Craig Rogerson, who is the President of Wacker Chemicals (USA), Inc. (another wholly owned subsidiary of Wacker Chemie), serve on the Executive Committee.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

            Common Stock and Series A Preferred. The stock ownership of the only persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Common Stock and of the Series A Preferred Stock as of March 16, 1998, and such stock ownership of all directors and officers of the Company as a group as of that date are as follows:



                                       Shares                          Percent
                                         of                Shares of     of
              Name & Address           Common    Percent   Series A    Outstand
               of Beneficial            Stock      of      Preffered     ing
                   Owner              Benefi-   Outstand-  Stock       Series A
                                       cially      ing     Benefi-    Preferr-
                                        Owned     Common   cially         ed
                                         (1)      Stock    Owned (1)    Stock

      Patrick W.E. Hodgson, et al.    196,430(2)   40.8       18,334    94.7
      60 Bedford Road - 2nd Floor
      Toronto, Ont., Canada M5R 2K2

      Ferro Alloys Services, Inc. .   90,800(3)     18.8          ---     ---
      Suite 463
      Carborundum Center
      Niagara Falls, NY 14303

      The Exolon-ESK Company of         25,000      5.2          ---     ---
      Canada Ltd. .........
      Consolidated Pension Plan
      Reg. No. C-6808
      181 Queen Street
      Thorold, Ont., Canada L2V 5A9

      Edward J. Bielawski, et al. .   30,600(4)     6.4          ---     ---
      5150 Dorchester Rd., Unit 15
      Niagara Falls, Ont., Canada
      L2E 6Z3

      William J. Burke, III, et al.   30,370(5)     6.3          ---     ---
      111 Devonshire Street
      Boston, MA 02109

      All Directors and Officers as   287,230(6)   59.6       18,334    94.7
      a group (12 persons)

       (1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.
       (2) Beneficially owned by a group composed of: Patrick W.E. Hodgson (77,270); William J. Magavern II and James L. Magavern, as co-executors of the Estate of Samuel D. Magavern (15,260); Brent D. Baird (1,300); Aries Hill Corp. (a private holding company whose controlling shareholders include Brent D. Baird, Bruce C. Baird, Brian D. Baird and Bridget B. Baird) (14,000); Bridget B. Baird, as trustee of a family trust (9,800); Jane D. Baird (9,000); The Cameron Baird Foundation (a charitable foundation whose trustees include Jane D. Baird, Bridget B. Baird, Brian D. Baird, Bruce C. Baird and Brenda B. Senturia) (5,700); First Carolina Investors, Inc. (a Delaware corporation whose directors include Brent D. Baird, Bruce C. Baird, Patrick W.E. Hodgson, Theodore E. Dann, Jr. and H. Thomas Webb) (57,100); William J. Magavern II (5,000); and, James L. Magavern (2,000). Members of the group had sole voting and investment power with respect to 168,706 shares and shared voting and investment power with respect to 27,724 shares, and reported that they had agreed to evaluate jointly any proposal presented to the Company's shareholders pursuant to which Wacker Chemical Corporation may acquire all or substantially all of the assets of the Company.
        (3) Owned by Ferro Alloys Services, Inc., a corporation of which Theodore E. Dann, Jr., who is Chairman of the Board of the Company, is a director, officer and corporate attorney. Includes 2,000 shares held in the name of the Estate of Theodore E. Dann that are beneficially owned by Ferro Alloys Services, Inc.
        (4) Includes 20,600 shares owned by Theeb, Ltd. ("Theeb") 4,000 shares owned by Robert C. Thiel, 3,000 shares owned by Mr. Bielawski's sister and 3,000 shares owned by his brother all of which he has the power to vote. Theeb is a company organized under the laws of Ontario which is controlled by Messrs. Thiel and Bielawski (each of whom owns, indirectly, 50% of its outstanding stock).
       (5) Includes 25,500 shares owned by May and Gannon, Inc., a Massachusetts corporation whose directors are William J. Burke, III (who is the President), Ellen Burke Ryan and Helen D. Burke.
       (6) Except as otherwise indicated above, members of the group have sole voting and investment power with respect to such shares.

            Beneficial Owner of Class A Common Stock and Series B Preferred Stock. The stock ownership of the only beneficial owner of the Class A Common Stock and Series B Preferred Stock of the Company as of March 16, 1998 is as follows:


                                                                    Shares of
                                                                     Series B
                                                     Shares of      Preferred
                                                  Class A Common      Stock
                                                       Stock          Benefi-
                                                   Beneficially       cially
                                                       Owned          Owned
                    Name and Address                  (Percent       (Percent
                    of Beneficial                     of Class       of Class
                        Owner                        Outstanding)   Outstanding)

        Wacker Chemicals (USA), Inc........        512,897 (100%)  19,364 (100%)
        c/o Wacker Chemical Holding
        Corporation
        3301 Sutton Road
        Adrian, MI  49221-9397

       Item 13.  Certain Relationships and Related Transactions

            A royalty agreement with International Oxide Fusion, Inc. ("IOF") which covers the production of specialty product for refractory markets exists until April 30, 2001, but is currently being litigated in Ontario, Canada for breach of contract. No royalties were paid by the Company under the agreement in 1997. Royalties amounted to and $419,000 in the twelve months ended December 31, 1996.

            Edward J. Bielawski, who beneficially owns 6.4% of the Company's Common Stock, is the President of IOF. Theeb is a holding company formed under the laws of the Province of Ontario, which is controlled by Mr. Bielawski and Robert C. Thiel (each of whom owns, indirectly, 50% of Theeb's outstanding stock). Theeb and Messrs. Bielawski and Thiel beneficially own in the aggregate 30,600 shares of the Company's Common Stock as reported in Item 12.


                                         PART IV
          Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

               (a) The following documents are filed as part of this
                   report

                                                             Page In
                                                            Form 10-K
                1) Report of Independent Auditors               13

                   Financial Statements:                        14
                        Consolidated Statements of
                         Operations, three years ended
                         December 31, 1997
                        Consolidated Balance Sheets at          15
                         December 31, 1997   and 1996

                        Consolidated Statements of Cash         16
                         Flows, three years  ended December
                         31, 1997

                        Consolidated Statements of              17
                         Changes in Stockholders'
                         Equity, three years ended
                         December 31, 1997

                        Notes to Consolidated Financial       18-36
                         Statements

                2) Financial Statement Schedule for
                   three years ended
                   December 31, 1997:

                   II   Valuation and qualifying                51
                   accounts


                   All other required schedules have
                   been omitted because they do not
                   apply to the Company, or the
                   information is presented in the
                   consolidated financial statements or
                   the notes thereto.


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

        10D(23)  Amendment Credit Agreement    Exhibit 10D(23)A to the
        A        dated December 1, 1996        Report on Form 10-K for
                                               the year ended December
                                               31, 1996*

        10D(24)  Industrial Revenue Bond       Exhibit 10D(24)
                 Agreement dated January 1,
                 1993.

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


        Exhibit         Description                  Reference
          No.

        10G      Restated License Agreement    Exhibit 10G to the
                 dated as of April 26, 1984    Report on Form 10-K for
                 among Elektroschmelzwerk      the year ended December
                 Kempten GmbH, ESK             31, 1995*
                 Corporation and the
                 Registrant

        10H      Distributorship Agreement     Exhibit 10H
                 dated July 30, 1997 between
                 Elektroschmelzwerk Kempten
                 GmbH, and the Registrant

        * Incorporated herein by reference.

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

        27       Financial Data Schedule       Exhibit 27

        (b)      Reports on Form 8-K:

                 None.

        (c) All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).


        * Incorporated herein by reference.


                      Exolon-ESK Company and Subsidiaries
                       Valuation and Qualifying Accounts
                      Three Years Ended December 31, 1997
                            (thousands of dollars)

                                   Balance at  Additions
                                    Beginning  Charged to               Balance
                                         of    Costs and                at End
           Description                  Year   Expenses   Adjustments   of Year

        Deducted from assets -
             Allowance for
             doubtful accounts

        Year ended December 31, 1997    $502      $10      ($162)(a)     $350

        Year ended December 31, 1996    $419      $70        $13 (b)     $502

        Year ended December 31, 1995    $309      $110        --         $419

             Allowance for
             slow-moving and
             obsolete inventory

        Year ended December 31, 1997    $297      $101        --         $196

        Year ended December 31, 1996    $136      $161        --         $297

        Year ended December 31, 1995    $136       --         --         $136

       (a) Uncollectible accounts written off, net of recoveries.
       (b) Bad debt recoveries.


       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       March 20, 1998           EXOLON-ESK COMPANY


                                By   s/Robert A. Rieger

                                      Robert A. Rieger, President and
                                      Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




        s/Robert A. Rieger            s/Michael H. Bieger
        Robert A. Rieger,             Michael H. Bieger,
        President and Chief           Vice President -
        Executive Officer             Finance and Chief
                                      Financial Officer


        s/Theodore E. Dann, Jr.
        Theodore E. Dann, Jr.   Chairman of the Board   March 20, 1998


        s/Brent D. Baird
        Brent D. Baird                 Director         March 20, 1998



        s/Craig A. Rogerson
        Craig A. Rogerson              Director         March 20, 1998



        s/Dr. Bernhard G. Frank
        Dr. Bernhard G. Frank          Director         March 20, 1998


        s/Dr. Hans Herrmann
        Dr. Hans Herrmann              Director         March 20, 1998



        s/Patrick W.E. Hodgson
        Patrick W.E. Hodgson           Director         March 20, 1998




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

        10D(23)  Amendment Credit Agreement    Exhibit 10D(23)A to the
        A        dated December 1, 1996        Report on Form 10-K for
                                               the year ended December
                                               31, 1996*

        10D(24)  Industrial Revenue Bond       Exhibit 10D(24)
                 Agreement dated January 1,
                 1993.

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

        Exhibit           Description                  Reference
          No.

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

        * Incorporated herein by reference.

        10H      Distributorship Agreement     Exhibit 10H
                 dated July 30, 1997 between
                 Elektroschmelzwerk Kempten
                 GmbH and the Registrant

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