Form 10-Q
period 1998-03-31
EXOLON ESK CO
filed 1998-05-11
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
          (Mark     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           One)                 SECURITIES EXCHANGE ACT OF 1934
           [X]

            For the quarterly period ended          March 31,  1998

                                         OR


           [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                                SECURITIES EXCHANGE ACT OF 1934


          Commission file number                    1-7276
                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)


                Delaware                               16-0427000
             (State or other                (I.R.S. Employer Identification
             jurisdiction of                              No.)
            incorporation or
              organization)


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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
        for the past 90 days.  YES  X    NO ____

        As of May 8, 1998 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.




                           PART I - FINANCIAL INFORMATION
                           Item 1.  Financial Statements
                                 Exolon-ESK Company
                        Consolidated Condensed Balance Sheet
                        (in thousands except share amounts)

                                                  (Unaudited)
       ASSETS                                       March 31,   December 31,
                                                         1998           1997
       Current assets:

            Cash                                     $  2,941       $  2,503
            Accounts receivable (less allowance
              for doubtful accounts of $350 in
              1998 and $350  in 1997)                  10,034          9,582
            Inventories                                16,914         16,636
            Prepaid expenses                              321            183
            Deferred income taxes                         356            356
            Total Current Assets                       30,566         29,260
       Investment in Norwegian joint venture            5,561          5,505
       Property, plant and equipment, at cost          72,513         71,362
       Accumulated depreciation                      (45,700)       (45,072)
            Net property, plant and equipment          26,813         26,290
       Bond sinking fund                                1,101            885
       Other assets                                     1,373          1,337
       Total Assets                                   $65,414        $63,277
       LIABILITIES AND STOCKHOLDERS' EQUITY

       Current liabilities:
            Current maturities of long-term debt     $  1,367       $  1,367
            Accounts payable                            3,343          2,661
            Accrued expenses                            1,807          1,858
            Income taxes payable                          901            196
                 Total Current Liabilities              7,418          6,082
       Deferred income taxes                            1,834          1,834
       Long-term debt excluding current portions       19,633         20,033
       Other long-term liabilities                      2,553          2,539

       Stockholders' equity:
            Preferred stock
                 Series A - 19,364 shares issued          276            276
                 Series B - 19,364 shares issued          166            166

            Common stock of $1 par value -
             Authorized 600,000 shares,
             512,897 issued                               513            513
            Class A common stock of $1 par value
             - Authorized 600,000 shares, 512,897 issued  513            513
            Additional paid-in capital                  4,345          4,345
            Retained earnings                          29,396         28,209
            Cumulative translation adjustment           (865)          (865)
            Treasury stock, at cost                     (368)          (368)
                 Total Stockholders' Equity            33,976         32,789
       Total Liabilities and Stockholders'            $65,414        $63,277
       Equity

          The accompanying notes are an integral part of these statements.


                             Exolon-ESK Company
                 Consolidated Condensed Statements of Income
                                  Unaudited
                   (in thousands except per share amounts)


                                                       Three Months
                                                     Ended March 31,
                                                       1998    1997

       Net sales                                      $20,351 $20,191
       Cost of goods sold                              15,957  15,608
            Gross Profit Before Depreciation            4,394   4,583
       Operating Expenses
           Depreciation                                   733     755
           Selling, general & administrative
            expenses                                    1,448   1,330
           Research and development                        34      15
                    Total Operating Expenses            2,215   2,100
            Operating Income                            2,179   2,483

       Other Income(Expense):

            Equity in Earnings before income
              taxes of Norwegian Jt. venture               56      12
            Interest expense                            (213)   (252)
            Miscellaneous expense                       (105)    (87)
                    Total Other Income(Expense)         (262)   (327)
            Earnings before income taxes                1,917   2,156
            Income tax expense                          (720)   (808)
            Net Earnings                               $1,197  $1,348

       EARNINGS PER COMMON SHARE:
            Basic                                       $1.23   $1.38
            Diluted                                     $1.19   $1.34

       EARNINGS PER CLASS A COMMON SHARE:
            Basic                                       $1.16   $1.29
            Diluted                                     $1.12   $1.26



            The accompanying notes are an integral part of these
                                 statements.


                                  Exolon-ESK Company
                   Consolidated Condensed Statements of Cash Flows
                                      Unaudited
                                    (in thousands)
                                                          Three Months
                                                             Ended
                                                           March 31,
                                                          1998     1997

              Net cash provided by operating activities  2,322    3,267


              Cash Flow from Investing Activities:
                  Capital expenditures                 (1,256)  (4,253)

              Cash Flow from Financing Activities:
                  Borrowings (repayments) on debt        (400)    1,048
                  Payments to bond sinking fund          (217)    (217)
                  Dividends paid                          (11)     (11)
              Net Cash Provided (Used) by Financing
              Activities                                 (628)      820
              Net increase (decrease) in cash              438    (166)
              Cash at beginning of period                2,503      275
              Cash at end of period                     $2,941     $109


                 The accompanying notes are an integral part of these
                                     statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of March 31, 1998 and December 31, 1997:



                                                March 31,    December 31,
                                                     1998            1997
                                              (Unaudited)

                    Raw Materials                  $2,439          $2,839

                    Semi-Finished and              16,787          16,183
                    Finished Goods

                    Supplies and Other                939             965

                                                   20,165          19,987

                     Less:  LIFO Reserve          (3,251)         (3,351)

                                                  $16,914         $16,636


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

                    In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs of up to $14,000,000. As of March 31, 1998, the Company has incurred approximately $12,834,000 of capital costs related to the facility improvements. The remaining costs are expected to be incurred in the second quarter of 1998. The cost of these required capital improvements was financed principally with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

                    (ii)  Exolon-ESK Company of Canada, Ltd.

                    An action for damages was brought against Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. by International Oxide Fusion Inc. of Niagara Falls, Ontario in December, 1996. This action alleges that the Thorold, Ontario facility is in the possession of technology that was provided in 1990 to Exolon-ESK Company to produce MagChrome and Fused Magnesium Oxide and has refused to pay further royalty payments. International Oxide Fusion Inc. claims damages for loss of royalty payments from the number 4 furnace.
                    Further, International Oxide Fusion alleges that number 6 furnace, which was designed in 1996, utilizes the International Oxide Fusion's 1990 furnace design technology and seeks royalty payment. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. have filed a Statement of Defense and Counterclaim against International Oxide Fusion Inc., Edward J. Bielawski, Robert Thiel (the principals of International Oxide Fusion Inc.), Thomas Farr and Fusion Unlimited (Niagara) Inc. which was issued in January, 1997 in Toronto, Ontario. The Plaintiffs originally sought $182 million as damages, which management considers to be beyond any reasonable understanding. The Company's counterclaim is in the amount of approximately $ 10 million. A motion for summary judgment on royalty payments for furnace number 4 was decided against the Company in December 1997 and the Company paid royalties, interest and other costs of approximately $298,000 Canadian dollars in April 1998. A further expedited trial was ordered on the remaining claims and counterclaim. It is the opinion of management that the number 6 furnace does not use the same technology as the number 4 furnace.

                    A separate, unrelated lawsuit was commenced by The Exolon-ESK Company of Canada, Ltd. against Theeb, Ltd. and Edward J. Bielawski in August, 1997. The action arises out of a 1985 contract in connection with a crane and its runway system. The Company is seeking $2 million in damages for negligence and punitive damages. A Statement of Defense has been filed by the defendants.

                    In June 1993, the Company commenced a civil legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) ( the "Defendants") on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Perrotto Case ). Summary Judgment was granted on the issue of liability against Paul Perrotto and Michael Perrotto on July 16, 1997 with a Reference (hearing) directed in Toronto on the issue of damages. The hearing is expected to be held in the Fall 1998. The action remains ongoing against various other Defendants.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Three Months Ended March 31, 1998 with the Three Months Ended March 31, 1997.

               Net Sales. Total net sales increased by 1% to $20,351,000 during the three months ended March 31, 1998 from $20,191,000 in the first three months of 1997.

               Gross Profit. Gross profit before depreciation expense was $4,394,000 in the first three months of 1998 compared to $4,583,000 in the first three months of 1997. As a percent of net sales, gross margins were 21.6% in the first three months of 1998 compared to 22.7% in the same period of 1997. The decrease in gross profit as a percent of net sales can be attributed to a decrease in the overall price received for products resulting from a change in product mix.

               Operating Expenses. Total operating expenses increased to $2,215,000 in the three months ended March 31, 1998 from $2,100,000 in the same period of 1997. Operating expenses as a percent of sales increased to 10.9% in the first three months of 1998 from 10.4% for the first three months of 1997. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $1,448,000 in the first three months of 1998 when compared to $1,330,000 during the first three months of 1997. The increase in selling, general and administrative expense in the first quarter of 1998 can be attributed to increased advertising and sales commissions expense. As a percent of net sales, selling and general and administrative expense increased to 7.1% in the first three months of 1998 from 6.6% in the first three months of 1997.

               Operating Income. Operating income decreased by 12.2% to $2,179,000 in the three months ended March 31, 1998 from $2,483,000 in the three months ended March 31, 1997 due to the increase in selling and general and administrative expense and research and development costs.

               Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S, was $56,000 for the three months ended March 31, 1998 versus $12,000 in the three months ended March 31, 1997. The Company's share in the venture's net sales was $1,278,000 in the three months ended March 31, 1998 as compared to $1,902,000 in the three months ended March 31, 1997.

               Interest and Miscellaneous Expense. Interest expense decreased in the first three months of 1998 to $213,000 from $252,000 in the first three months of 1997. Average borrowing levels of the Company's bank debt were reduced by approximately $1,425,000 in the first three months of 1998 when compared to the first three months of 1997. Interest costs on the debt related to the Company's facility improvements in Illinois are being capitalized. Interest costs of $50,000 were capitalized during the three months ended March 31, 1998.

               Miscellaneous expense of $105,000 was reported in the first three months of 1998 compared to miscellaneous expense of $87,000 in the three months ended March 31, 1997.

               Income Tax. The Company's effective tax rate was 38% for the three months ended March 31, 1998 and March 31, 1997.

          Liquidity and Capital Resources

               As of March 31, 1998, working capital (current assets less current liabilities) has decreased to $23,148,000, when compared to $23,178,000 as of December 31, 1997. Accounts receivable increased by $452,000 as of March 31, 1998 versus 1997 year end primarily as a result of the increase in sales levels during the first three months of 1998. Accounts payable increased by $682,000 when compared to December 31, 1997.

               For the three months ended March 31, 1998, net cash provided by operating activities was $2,322,000. Cash reserves increased by $438,000 at March 31, 1998 compared to December 31, 1997. Net cash provided by operating activities was used to fund $1,256,000 of capital expenditures in the three months ended March 31, 1998.

               The Company's current ratio decreased to 4.1 to 1.0 at March 31, 1998 from 4.8 to 1.0 as of December 31, 1997. The ratio of total liabilities to shareholder's equity remained unchanged at
          0.9 to 1.0 as of March 31, 1998 and December 31, 1997.
          Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

               Reference is made to the information included in Note 3 to the Notes to Consolidated Financial Statements beginning on page 5 of this Form 10-Q Report which is incorporated herein by reference.

          PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings

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

               None

          Item 5.  Other Information

               None


          Item 6.  Exhibits and Reports on Form 8-K

               The following exhibits and reports are included/incorporated by reference herein:

               (a)   Exhibits

               11   Computation of Earnings Per Share

               27   Financial Data Schedule

               (b)   Reports on Form 8-K

                            Form 8-K Report, dated March 24, 1998,
                    concerning a press release issued with respect to the letter of intent with Elektroschmelzwerk Kempten GmbH ( ESK ) to purchase all of the European Silicon Carbide assets of ESK.



                                      SIGNATURE

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




          EXOLON-ESK COMPANY




          /S/Robert Rieger
          Robert Rieger
          President and Chief Executive Officer




          /S/Michael Bieger
          Michael Bieger
          Vice President Finance and
          Chief Financial Officer




          Date:     May 8, 1998