Form 10-Q
period 1998-06-30
EXOLON ESK CO
filed 1998-08-12
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

        (Mark One)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            [X]             THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended         June 30,  1998


                                         OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

          Commission file number                    1-7276

                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)

                  Delaware                            16-0427000

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

          As of August 1, 1998 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                          PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements
                                Exolon-ESK Company
                       Consolidated Condensed Balance Sheet
                       (in thousands except share amounts)


                                                 (Unaudited)
       ASSETS                                        June 30,  December 31,
                                                        1998        1997
       Current assets:
            Cash                                      $ 4,383     $  2,503
            Accounts receivable (less allowance
              for doubtful accounts of
              $250 in 1998 and $350  in 1997)           8,639        9,582

            Inventories                                17,840       16,636
            Prepaid expenses                              144          183
            Deferred income taxes                         355          356
            Total Current Assets                       31,361       29,260
       Investment in Norwegian joint venture            5,829        5,505
       Property, plant and equipment, at cost          74,228       71,362
       Accumulated depreciation                      (46,432)     (45,072)
            Net property, plant and equipment          27,796       26,290
       Bond sinking fund                                1,818          885

       Other assets                                     1,438        1,337
       Total Assets                                   $68,242      $63,277
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Current maturities of long-term debt     $  1,367     $  1,367
            Accounts payable                            3,582        2,661
            Accrued expenses                            1,957        1,858
            Income taxes payable                          696          196
                 Total Current Liabilities              7,602        6,082
       Deferred income taxes                            1,836        1,834
       Long-term debt excluding current portions       21,483       20,033
       Other long-term liabilities                      2,536        2,539
                 Total Liabilities                     33,457       30,488
       Stockholders' equity:

            Preferred stock - Series A -
              19,364 shares issued                        276          276

            Preferred stock - Series B -
              19,364 shares issued                        166          166

            Common stock of $1 par value -
              Authorized 600,000 shares,
              512,897 issued                              513          513

            Class A common stock of $1 par value
              - Authorized 600,000 shares,
              512,897 issued                              513          513

            Additional paid-in capital                  4,345        4,345
            Retained earnings                          30,205       28,209
            Cumulative translation adjustment           (865)        (865)
            Treasury stock, at cost                     (368)        (368)
                 Total Stockholders' Equity            34,785       32,789

       Total Liabilities and Stockholders'
         Equity                                       $68,242      $63,277

         The accompanying notes are an integral part of these statements.



                                 Exolon-ESK Company
                    Consolidated Condensed Statements of Income
                                     Unaudited
                      (in thousands except per share amounts)

                                           Three Months       Six Months
                                              Ended             Ended
                                             June 30,          June 30,
                                            1998    1997     1998      1997

       Net sales                          $17,718 $20,034   $38,069  $40,225

       Cost of goods sold                  14,154  15,145    30,111   30,754
        Gross Profit Before Depreciation    3,564   4,889     7,958    9,471

       Operating Expenses

       Depreciation                           733     755     1,466    1,511
       Selling, general & administrative
        expenses                            1,409   1,384     2,857    2,714
       Research and development               (2)       9        32       23
                                            2,140   2,148     4,355    4,248
            Operating Income                1,424   2,741     3,603    5,223
       Other (Expense) Income:
            Equity in Earnings before
             income taxes of Norwegian
             Jt. venture                      268      67       324       79
            Interest expense                (205)   (264)     (418)    (516)

            Miscellaneous (expense)
             income                          (59)   (155)     (164)    (241)
                                                4   (352)     (258)      678

            Earnings before income taxes    1,428   2,389     3,345    4,545
       Income tax expense                   (597)   (897)   (1,317)  (1,705)
             Net Earnings                    $831  $1,492    $2,028   $2,840

       EARNINGS PER COMMON SHARE:

            Basic                           $0.85   $1.54     $2.08    $2.93
            Diluted                         $0.82   $1.51     $2.01    $2.82

       EARNINGS PER CLASS A COMMON
       SHARE:

            Basic                           $0.80   $1.44     $1.96    $2.76
            Diluted                         $0.78   $1.43     $1.90    $2.66


            The accompanying notes are an integral part of these statements.

                                    Exolon-ESK Company
                     Consolidated Condensed Statements of Cash Flows
                                        Unaudited
                                      (in thousands)

                                                               Six Months
                                                                 Ended
                                                                June 30,
                                                               1998    1997
              Net cash provided (used) by operating
               activities                                     4,367 (1,062)

              Cash Flow from Investing Activities:

                  Capital expenditures                      (2,971) (6,252)
                  Proceeds from restricted cash equivalents       -   3,535
              Net Cash Provided (Used) by Investing
               Activities                                   (2,971) (2,717)

              Cash Flow from Financing Activities:

                  Borrowings (repayments) on debt               517   3,529
                  Dividends paid                               (33)    (11)
              Net Cash Provided (Used) by Financing
               Activities                                       484   3,518
              Net increase (decrease) in cash                 1,880   (261)

              Cash at beginning of period                     2,503     275
              Cash at end of period                          $4,383     $14


                   The accompanying notes are an integral part of these
                                       statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of June 30, 1998 and December 31, 1997 :

                                                 June 30,    December 31,
                                                    1998          1997
                                              (Unaudited)

                    Raw Materials                  $1,725         $2,839

                    Semi-Finished and
                     Finished Goods                18,267         16,183
                    Supplies and Other              1,305            965

                                                   21,297         19,987

                     Less:  LIFO Reserve          (3,457)        (3,351)

                                                  $17,840        $16,636


          NOTE 3    Contingencies

               a.   Environmental issues

                    (i)  Hennepin, Illinois Plant

                    On October 6, 1994, the Company entered into a Consent Order (the "Consent Order") with the Illinois Attorney General and the Illinois Environmental Protection Agency ("IEPA") in complete settlement of a complaint brought by them which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provides a schedule for the Company to install a Continuous Emissions Monitoring System ("CEMS") and to implement the required Best Available Control Technology ("BACT") for air emissions, pursuant to an IEPA approved construction and operating permit. The Company obtained final approval for a construction permit to implement the BACT during 1996.

                    In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs of up to $14,000,000. As of June 30, 1998, the Company has incurred approximately $13,359,000 of capital costs related to the facility improvements. The remaining costs are expected to be incurred in the third quarter of 1998. The cost of these required capital improvements was financed principally with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

               b.   Legal Matters

                    (i) Federal Proceedings and Related Matters

                    On October 18, 1994, a lawsuit was commenced in the U.S. District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned "Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company," (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. In October 1997, the Norton Company was named an additional defendant in both cases. The Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

                    In 1994, the U.S. Defense Logistics Agency (the "DLA") temporarily suspended the Company from contracting with the U.S. Government under procurement or non-procurement programs. During 1997, the Company and the DLA entered into a two-year Administrative Agreement which lifted the suspension.

                    (ii)  Exolon-ESK Company of Canada, Ltd.

                    An action for damages was brought against Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. by International Oxide Fusion Inc. of Niagara Falls, Ontario in December, 1996. This action alleges that the Thorold, Ontario facility is in the possession of technology that was provided in 1990 to Exolon-ESK Company to produce MagChrome and Fused Magnesium Oxide and has refused to pay further royalty payments. International Oxide Fusion Inc. claims damages for loss of royalty payments from the number 4 furnace.
                    Further, International Oxide Fusion alleges that number 6 furnace, which was designed in 1996, utilizes the International Oxide Fusion's 1990 furnace design technology and seeks royalty payment. Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. have filed a Statement of Defense and Counterclaim against International Oxide Fusion Inc., Edward J. Bielawski, Robert Thiel (the principals of International Oxide Fusion Inc.), Thomas Farr and Fusion Unlimited (Niagara) Inc. which was issued in January, 1997 in Toronto, Ontario. The Plaintiffs originally sought $182 million as damages, which management considers to be beyond any reasonable understanding. The Company's counterclaim is in the amount of approximately $10 million. A motion for summary judgment on royalty payments for furnace number 4 was decided against the Company in December 1997 and the Company paid royalties, interest and other costs of approximately $298,000 Canadian dollars in April 1998. A further expedited trial was ordered on the remaining claims and counterclaim. It is the opinion of management that the number 6 furnace does not use the same technology as the number 4 furnace.

                    A separate, unrelated lawsuit was commenced by The Exolon-ESK Company of Canada, Ltd. against Theeb, Ltd. and Edward J. Bielawski in August, 1997. The action arises out of a 1985 contract in connection with a crane and its runway system. The Company is seeking $2 million in damages for negligence and punitive damages. A Statement of Defense has been filed by the defendants.

                    In June 1993, the Company commenced a civil legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) ( the "Defendants") on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the "Perrotto Case"). Summary Judgment was granted on the issue of liability against Paul Perrotto and Michael Perrotto on July 16, 1997 with a Reference (hearing) directed in Toronto on the issue of damages. The hearing is expected to be held in the Fall 1998. The action remains ongoing against various other Defendants.


          Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Results of Operations

          Comparison of the Six Months Ended June 30, 1998 with the Six Months Ended June 30, 1997.

               Net Sales. Total net sales decreased by 5% to $38,069,000 during the six months ended June 30, 1998 from $40,225,000 in the first six months of 1997 primarily due to decreased demand.

               Gross Profit. Gross profit before depreciation expense was $7,958,000 in the first six months of 1998 compared to $9,471,000 in the first six months of 1997. As a percent of net sales, gross margins were 21% in the first six months of 1998 compared to 24% in the same period of 1997. The decrease in gross profit as a percent of net sales from the first six months of 1998 compared to the same period for 1997 can be attributed to a decrease in the overall price received for our products caused by a change in our product mix to selling more products with lower overall gross margins.

               Operating Expenses. Total operating expenses increased to $4,355,000 in the six months ended June 30, 1998 from $4,248,000 in the same period of 1997. Operating expenses as a percent of sales were unchanged at 11% in the first six months of 1998 as compared to the first six months of 1997. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $2,857,000 in the first six months of 1998 when compared to $2,714,000 during the first six months of 1997. The increase in selling, general and administrative expense in the first six months of 1998 can be attributed to increased advertising and sales commissions expense. As a percent of net sales, selling and general and administrative expense increased to 8% in the first six months of 1998 compared to 7% in the same period of 1997.

               Operating Income. Operating income decreased by 31% to $3,603,000 in the six months ended June 30, 1998 from $5,223,000 in the six months ended June 30, 1997 primarily due to the decrease in net sales and increases in cost of sales.

               Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S, was $324,000 for the six months ended June 30, 1998 versus $79,000 in the six months ended June 30, 1997. The Company's share in the venture's net sales was $3,824,000 in the six months ended June 30, 1998 as compared to $3,938,000 in the six months ended June 30, 1997.

               Interest and Miscellaneous Expense. Interest expense decreased in the first six months of 1998 to $418,000 from $516,000 in the first six months of 1997. Average borrowing levels of the Company's bank debt were reduced by approximately $1,759,000 in the first six months of 1998 when compared to the first six months of 1997. Interest costs on the debt related to the Company's facility improvements in Illinois are being capitalized. Interest costs of $240,000 were capitalized during the six months ended June 30, 1998.

               Miscellaneous expense of $164,000 was reported in the first six months of 1998 compared to miscellaneous expense of $241,000 in the six months ended June 30, 1997.

               Income Tax. The Company's effective tax rate was 39% for the six months ended June 30, 1998 as compared to 38% for the six months ended June 30, 1997.

               Comparison of the Three Months Ended June 30, 1998 with the Three Months Ended June 30, 1997.

               Net Sales. Total net sales decreased by 12% to $17,718,000 in the three months ended June 30, 1998 from $20,034,000 in the three months ended June 30, 1997 due to decreased market demand and increased foreign competition.

               Gross Profit. Gross profit before depreciation expense was $3,564,000 in the three months ended June 30,1998 when compared to $4,889,000 in the three months ended June 30, 1997. As a percent of net sales, gross margins were 20% in the second quarter of 1998 compared to 24% in the same period of 1997. The decrease in gross profit as a percent of net sales from the second quarter of 1998 compared to the same period for 1997 can be attributed to increases in costs of products sold combined with a decrease in the overall price received for our products caused by a change in our product mix to selling more products with lower overall gross margins.

               Operating Expenses. Total operating expenses decreased marginally to $2,140,000 in the three months ended June 30, 1998 from $2,148,000 in the same period of 1997. Operating expenses as a percent of net sales increased to 12% for the three months ended June 30, 1998 as compared to 11% for the three months ended June 30, 1997. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $1,406,000 in the three months ended June 30, 1998 when compared to $1,384,000 during the three months ended June 30, 1997. The increase in selling, general and administrative expense in the second quarter of 1998 can be attributed to increased advertising and sales commissions expense. As a percent of net sales, selling, general and administrative expense increased to 8% in the three months ended June 30, 1998 as compared to 7% for the three months ended June 30, 1997.

               Operating Income. Operating income decreased by 48% to $1,424,000 in the three months ended June 30, 1998 from $2,741,000 in the three months ended June 30, 1997 primarily as a result of the decrease in net sales.

               Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S, were $151,000 for the three months ended June 30, 1998 versus $67,000 in the three months ended June 30, 1997. The Company's share in the venture's net sales was $1,824,000 in the three months ended June 30, 1998 as compared to $2,025,000 in the three months ended June 30, 1997.

               Interest and Miscellaneous Expense. Interest expense decreased in the three months ended June 30, 1998 to $205,000 from $264,000 in the three months ended June 30, 1997. Average borrowing levels of the Company's bank debt were reduced by approximately $2,484,000 for the quarter ended June 30, 1998 when compared to the same period for 1997. Interest costs on the debt related to the Company's facility improvements in Illinois are being capitalized. Interest costs of $190,000 were capitalized during the three months ended June 30, 1998.

               Miscellaneous expense of $59,000 was reported in the three months ended June 30, 1998 compared to miscellaneous expense of $155,000 in the three months ended June 30, 1997.

               Income Tax. The Company's effective tax rate was 42% for the three months ended June 30, 1998 as compared to 38% for the same period ended June 30, 1997.

          Liquidity and Capital Resources

               As of June 30, 1998, working capital (current assets less current liabilities) has increased to $23,759,000, when compared to $23,178,000 as of December 31, 1997. Accounts receivable decreased by $943,000 as of June 30, 1998 versus 1997 year end primarily as a result of the decrease in sales levels during the six months ended June 30, 1998 as compared to the 1997 year. Inventories increased by 1,204,000 as of June 30, 1998 as compared to December 31, 1997. Accounts payable increased by $921,000 as of June 30, 1998 when compared to December 31, 1997. Current maturities of long term debt have remained the same as of June 30, 1998 versus June 30, 1997.

               For the six months ended June 30, 1998, net cash provided by operating activities was $4,367,000. Cash reserves increased by $1,880,000 as of June 30, 1998 compared to December 31, 1997.
          Net cash provided by operating activities was used to fund $2,971,000 of capital expenditures in the six months ended June 30, 1998.

               The Company's current ratio decreased to 4.1 to 1.0 at June 30, 1998 from 4.8 to 1.0 as of December 31, 1997. The ratio of total liabilities to shareholder's equity improved to 1.0 to 1.0 as of June 30, 1998 as compared to 1.1 to 1.0 at December 31, 1997. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

               The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its
          Hennepin, Illinois silicon carbide furnace plant.   For further
          information see Note 3(a)(i) to the Notes to Consolidated Financial Statements on page 5, which is incorporated herein by reference.

               Reference is made to the descriptions of the following legal matters, within Note 3(b) to the Notes to Consolidated Financial Statements under the caption "Legal Matters" beginning on page 6 of this Form 10-Q Report, which descriptions are incorporated herein by reference: (1) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. in July 1995; (2) a temporary suspension imposed upon the Company and others in December 1994 by the U.S. Defense Logistics Agency; (3) a civil lawsuit brought against the Company in December 1996 by International Oxide Fusion, Inc.; (4) civil lawsuit brought by the Company in August 1997 against Theeb, LTD and Edward J. Bielawski; and (5) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking $2,000,000 in damages against certain former officers and employees.

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

               The Company has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The total Year 2000 Project cost is now estimated at approximately $950,000, which includes $723,000 for the purchase of new software and computer equipment that will be capitalized and $60,000 that will be expensed as incurred. To date, the Company has incurred approximately $470,000 ($410,000 capitalized), primarily for assessment of the Year 2000 Issue; development of a modification plan and purchase of new software. The new software system was rolled out at the Tonawanda facility in July, 1998.

               The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company. In July, 1998 , Year 2000 assessment surveys were sent to all vendors and suppliers to assure their compliance with our interdependent systems.

               The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and the inter-connectivity and interdependency of third party systems.


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

               None

          Item 3.  Defaults Upon Senior Securities

               None

          Item 4.  Submission of Matters to a Vote of Security Holders

               None

          Item 5.  Other Information

               The Board of Directors of Exolon-ESK Company has, with regret, accepted the resignation of Robert A. Rieger as President and Chief Executive Officer effective September 30, 1998. Mr. Rieger joined the Company in September, 1997. Mr. Rieger is leaving to accept a senior management position with a world-wide producer of specialty chemicals, plastics, ceramics and electronic products. Until he leaves, Mr. Rieger will work closely with management and the Board of Directors to insure an orderly transition. A new candidate will assume the role effective October 1, 1998.

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




          Date:     August 11, 1998


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

          10D(23)   Amendment Credit Agreement    Exhibit 10D(23)A to the
          A         dated December 1, 1996        Report on Form 10-K for
                                                  the year ended December
                                                  31, 1996*

          10D(24)   Industrial Revenue Bond       Exhibit 10D(24) to the
                    Agreement dated January 1,    Report on Form 10-K for
                    1993.                         the year ended December
                                                  31, 1997*

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

          10H       Distributorship Agreement     Exhibit 10H to the
                    dated July 30, 1997 between   Report on Form 10-K for
                    Elektroschmelzwerk Kempten    the year ended December
                    GmbH and the Registrant       31, 1997*

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