Form 10-Q
period 1998-09-30
EXOLON ESK CO
filed 1998-11-12
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

          (Mark One)

             [X]  For the quarterly period ended       September 30,  1998

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

          As of November 11, 1998 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                           PART I - FINANCIAL INFORMATION
                            Item 1.  Financial Statements
                                 Exolon-ESK Company
                        Consolidated Condensed Balance Sheet
                         (in thousands except share amounts)

                                                    (Unaudited)
       ASSETS                                      September 30, December 31,
                                                            1998         1997
       Current assets:

            Cash                                          $6,096     $  2,503
            Accounts receivable (less allowance
             for doubtful accounts of
             $250 in 1998 and $350  in 1997)               7,100        9,582
            Inventories                                   20,869       16,636
            Prepaid expenses                                  81          183
            Deferred income taxes                            354          356
            Total Current Assets                          34,500       29,260
       Investment in Norwegian joint venture               6,030        5,505
       Property, plant and equipment, at cost             75,488       71,362
       Accumulated depreciation                         (47,224)     (45,072)

            Net property, plant and equipment             28,264       26,290
       Bond sinking fund                                   2,060          885
       Other assets                                        1,497        1,337
       Total Assets                                      $72,351      $63,277

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Current maturities of long-term debt        $  1,367     $  1,367
            Accounts payable                               4,196        2,661
            Accrued expenses                               2,831        1,858
            Income taxes payable                              24          196
                 Total Current Liabilities                 8,418        6,082
       Deferred income taxes                               1,839        1,834
       Long-term debt excluding current portions          25,558       20,033

       Other long-term liabilities                         2,525        2,539
                 Total Liabilities                        38,340       30,488
       Stockholders' equity:
            Preferred stock - Series A - 19,364              276          276

            Preferred stock - Series B - 19,364              166          166
            Common stock of $1 par value -
             Authorized 600,000 shares,
             512,897 issued                                  513          513
            Class A common stock of $1 par
             value - Authorized 600,000
                 shares, 512,897 issued                      513          513
            Additional paid-in capital                     4,345        4,345
            Retained earnings                             29,431       28,209
            Accumulated other comprehensive                (865)        (865)
            Treasury stock, at cost                        (368)        (368)
                 Total Stockholders' Equity               34,011       32,789

       Total Liabilities and Stockholders' Equity        $72,351      $63,277

          The accompanying notes are an integral part of these statements.



                                Exolon-ESK Company
                  Consolidated Condensed Statements of Operations
                                     Unaudited
                      (in thousands except per share amounts)


                                             Three Months     Nine Months
                                                 Ended          Ended
                                             September 30,   September 30,
                                              1998    1997   1998    1997

       Net sales                            $14,598 $19,166 $52,667 $59,391

       Cost of goods sold                    12,657  14,617  42,768  45,371
            Gross Profit                      1,941   4,549   9,899  14,020

       Operating Expenses

       Depreciation                             903     700   2,369   2,211
       Selling, general & administrative
        expenses                              1,449   1,362   4,306   4,076
       Research and development                   -      20      32      44
                                              2,352   2,082   6,707   6,331


            Operating (Loss) Income           (411)   2,467   3,192   7,689
       Other (Expense) Income:
            Equity in Earnings before
             income taxes of Norwegian
             Jt. venture                        201     254     525     333
            Interest expense                  (406)   (260)   (824)   (775)

            Abandoned acquisition costs       (364)       -   (364)       -
            Miscellaneous expense             (161)    (22)   (325)   (263)
                                              (730)    (28)   (988)   (705)


            (Loss) Earnings before income
             taxes                          (1,141)   2,439   2,204   6,984

       Income tax benefit (expense)             367 (1,061)   (950) (2,766)
             Net (Loss) Earnings             ($774)  $1,378  $1,254  $4,218


       (LOSS) EARNINGS PER COMMON SHARE:
            Basic                           ($0.83)   $1.42   $1.27   $4.34
            Diluted                         ($0.83)   $1.40   $1.24   $4.20


       (LOSS) EARNINGS PER CLASS A COMMON SHARE:
            Basic                           ($0.78)   $1.33   $1.19   $4.08
            Diluted                         ($0.78)   $1.32   $1.17   $3.96


            The accompanying notes are an integral part of these statements.


                                    Exolon-ESK Company
                     Consolidated Condensed Statements of Cash Flows
                                        Unaudited
                                      (in thousands)
                                                               Nine Months
                                                                  Ended
                                                              September 30,
                                                               1998    1997

              Net cash provided by operating activities      $3,618  $3,246

              Cash Flow from Investing Activities:
                  Capital expenditures                      (4,342) (8,708)
                  Proceeds from restricted cash
                   equivalents                                    -   5,334

              Net Cash Used by Investing Activities         (4,342) (3,374)

              Cash Flow from Financing Activities:
                  Borrowings on debt                          4,350     831
                  Dividends paid                               (33)    (33)

              Net Cash Provided by Financing Activities       4,317     798

              Net increase in cash                            3,593     670

              Cash at beginning of period                     2,503     275

              Cash at end of period                          $6,096    $945


          The accompanying notes are an integral part of these statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1997 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of September 30, 1998 and December 31, 1997 :


                                            September 30,    December 31,
                                                  1998            1997
                                              (Unaudited)

                    Raw Materials                  $1,623         $2,839

                    Semi-Finished and
                     Finished Goods                21,203         16,183

                    Supplies and Other              1,531            965

                                                   24,357         19,987
                     Less:  LIFO Reserve          (3,488)        (3,351)

                                                  $20,869        $16,636


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

                    In order to comply with the Consent Order and complete facility improvements, the Company expects to incur capital costs of up to $14,000,000. As of September 30, 1998, the Company has incurred approximately $13,517,000 of capital costs related to the facility improvements. The remaining costs are expected to be incurred in the fourth quarter of 1998. The cost of these required capital improvements was financed principally with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

                    In June 1993, the Company commenced a civil legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) ( the "Defendants") on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Perrotto Case ). Summary Judgment was granted on the issue of liability against Paul Perrotto and Michael Perrotto on July 16, 1997 with a Reference (hearing) directed in Toronto on the issue of damages. The hearing is expected to be held in the Spring 1999. The action remains ongoing against various other Defendants.

          NOTE 4    Comprehensive Income

                    Effective January 1, 1998 the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement 130 Establishes new rules for the reporting and display of comprehensive income and its components. The adoption of this Statement had no impact on the Company's net income or stockholders' equity. Statement 130 requires the Company's cumulative translation adjustment, which prior to adoption was reported separately in stockholders' equity, to be included in other comprehensive income. Prior year financial statements have been reclassified to conform with the requirements of Statement 130. During the three months and nine months ended September 30, 1998 and 1997, total comprehensive income (loss), which was comprised of net income and foreign currency translation adjustments, equaled net income (loss).

          NOTE 5    Earnings Per Share

             The following table sets forth the computation of basic and diluted earnings per share (in thousands except share information):


                                          Three Months      Nine Months
                                              Ended            Ended
                                          September 30,    September 30,

                                          1998     1997    1998     1997
         Numerator:
            Net (loss) income
             available to common
             stockholders after
             preferred stock
             dividends                   $(796)   $1,368   $1,221   $4,185

         Numerator for basic earnings
          per share:
             Common stockholders (50%)    (398)      684      610    2,093

             Class A common
              stockholders (50%)          (398)      684      611    2,092
                                          (796)    1,368    1,221    4,185

         Net income available to
          common stockholders after
          assumed conversion of
          preferred stock                $(796)   $1,368   $1,254   $4,185

         Numerator for diluted
          earnings per share:
             Common stockholders (50%)    (398)      689      627    2,109

             Class A common
              stockholders (50%)          (398)      689      627    2,109
                                         $(774)   $1,378   $1,254   $4,218

         Denominator:
           Common stock:
             Denominator for basic
              earnings per share -
              weighted average shares   481,995  481,995  481,995  481,995

             Effect of dilutive
              securities - convertible
              preferred stock                 -   21,785   21,785   21,785
             Denominator for diluted
              earnings per share -
              adjusted weighted
              average shares and
              assumed conversions       481,995  503,780  503,780  503,780

           Class A common stock:

             Denominator for basic
              earnings per share -
              weighted average shares   512,897  512,897  512,897  512,897
             Effect of dilutive
              securities - convertible
              preferred stock                 -   21,785   21,785   21,785
             Denominator for diluted
              earnings per share -
              adjusted weighted
              average shares and
              assumed conversions       512,897  534,682  534,682  534,682

        The effect of convertible preferred stock on earnings per share for three months ended September 30, 1998, has not been considered as the impact is anti-dilutive.


        Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        Results of Operations

        Comparison of the Nine Months Ended September 30, 1998 with the Nine Months Ended September 30, 1997.

             Net Sales. Total net sales decreased by 11% to $52,667,000 during the nine months ended September 30, 1998 from $59,391,000 in the first nine months of 1998 primarily due to decreased demand and increased foreign competition.

             Gross Profit. Gross profit before depreciation expense was $9,899,000 in the first nine months of 1998 compared to $14,020,000 in the first nine months of 1997. As a percent of net sales, gross margins were 19% in the first nine months of 1998 compared to 24% in the same period of 1997. The decrease in gross profit as a percent of net sales from the first nine months of 1998 can be attributed to an increase in manufacturing costs compared to the same period in 1997 and the decrease in overall sales volume.

             Operating Expenses. Total operating expenses increased to $6,707,000 in the nine months ended September 30, 1998 from $6,331,000 in the same period of 1997. Operating expenses as a percent of sales increased to 13% in the first nine months of 1998 versus 11% for the same period in 1997. The primary reason for the increase as a percent of sales is the decreased sales volume in the first nine months of 1998 as compared to the same period in 1997. Selling, general and administrative expense increased to $4,306,000 in the first nine months of 1998 compared to $4,076,000 for the same period in 1997. The primary reasons for the increase include increased professional service fees related to accounting and tax projects and increased commission expense.

             Operating Income. Operating income decreased by 58% to $3,192,000 in the nine months ended September 30, 1998 from $7,689,000 in the nine months ended September 30, 1997 primarily due to the decrease in net sales and increases in cost of sales.

             Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S, was $525,000 for the nine months ended September 30, 1998 versus $333,000 in the nine months ended September 30, 1997. The Company's share in the venture's net sales was $5,555,000 in the nine months ended September 30, 1998 as compared to $5,475,000 in the nine months ended September 30, 1997.

             Interest and Miscellaneous Expense. Interest expense increased in the first nine months of 1998 to $824,000 from $775,000 in the first nine months of 1997. The primary reason for this increase is the interest costs related to the Company's facility improvements in Illinois. Through June 30, 1998, these interest costs were capitalized. As of July 1, 1998, these costs are being expensed as the facility has been placed into service.

             Miscellaneous expense was $325,000 in the first nine months of 1998 compared to miscellaneous expense of $263,000 in the nine months ended September 30, 1997.

             Abandoned Acquisition Costs. On March 24, 1998, Exolon-ESK Company filed a Form 8-K with the SEC with respect to a Letter of Intent with Elektroschmelzwerk Kempten GmbH ("ESK") to purchase all of the European silicon carbide assets of ESK. During the period of March 24, 1998 through September 30, 1998, the Company conducted its due diligence of the Acquisition through several outside vendors and internal personnel at a cost of $364,381. Effective September 30, 1998, the acquisition has been abandoned and the Company has ceased all activities related to the acquisition.

             Income Tax. The Company's effective tax rate was 43% for the nine months ended September 30, 1998 as compared to 40% for the nine months ended September 30, 1997.

             Comparison of the Three Months Ended September 30, 1998 with the Three Months Ended September 30, 1997.

             Net Sales. Total net sales decreased by 24% to $14,598,000 in the three months ended September 30, 1998 from $19,166,000 in the three months ended June 30, 1997 due to decreased market demand and increased foreign competition.

             Gross Profit. Gross profit before depreciation expense was $1,941,000 in the three months ended September 30,1998 compared to $4,549,000 in the three months ended September 30, 1997. As a percent of net sales, gross margins were 13% in the third quarter of 1998 compared to 24% in the same period of 1997. The decrease in gross profit as a percent of net sales from the second quarter of 1998 compared to the same period for 1997 can be attributed to increases in costs of products sold combined with a decrease in the overall sales volume.

             Operating Expenses. Total operating expenses increased to $2,352,000 in the three months ended September 30, 1998 from $2,082,000 in the same period of 1997. Operating expenses as a percent of net sales increased to 16% for the three months ended September 30, 1998 as compared to 11% for the three months ended September 30, 1997. The Company's largest portion of operating expense, selling, general and administrative expense, increased to $1,449,000 in the three months ended September 30, 1998 compared to $1,362,000 during the three months ended September 30, 1997.
        As a percent of net sales, selling, general and administrative expense increased to 10% in the three months ended September 30, 1998 compared to 7% for the three months ended September 30, 1997.

             Operating Income. Operating income decreased to $411 in the three months ended September 30, 1998 from $2,467,000 in the three months ended September 30, 1997 primarily as a result of the decrease in net sales.

             Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S, were $201,000 for the three months ended September 30, 1998 versus $254,000 in the three months ended September 30, 1997. The Company's share in the venture's net sales was $1,824,000 in the three months ended September 30, 1998 versus $1,537,000 in the three months ended September 30, 1997.

             Interest and Miscellaneous Expense. Interest expense increased in the three months ended September 30, 1998 to $406,000 from $260,000 in the three months ended September 30, 1997. The primary reason for this increase is the interest costs related to the Company's facility improvements in Illinois. Through June 30, 1998, these interest costs were capitalized. As of July 1, 1998, these costs are being expensed the facility has been placed into service.

             Miscellaneous expense was $161,000 in the three months ended September 30, 1998 compared to miscellaneous expense of $22,000 in the three months ended September 30, 1997. This increase is primarily due to the foreign currency fluctuations related to the Company's Canadian operations.

             Abandoned Acquisition Costs. On March 24, 1998, Exolon-ESK Company filed a Form 8-K with the SEC with respect to a Letter of Intent with Elektroschmelzwerk Kempten GmbH ("ESK") to purchase all of the European silicon carbide assets of ESK. During the period of March 24, 1998 through September 30, 1998, the Company conducted its due diligence of the Acquisition through several outside vendors and internal personnel at a cost of $364,381. Effective September 30, 1998, the acquisition has been abandoned and the Company has ceased all activities related to the acquisition.

        Liquidity and Capital Resources

             As of September 30, 1998, working capital (current assets less current liabilities) has increased to $25,977,000, when compared to $23,178,000 as of December 31, 1997. Accounts receivable decreased by $2,482,000 as of September 30, 1998 versus 1997 year end primarily as a result of the decrease in sales levels during the nine months ended September 30, 1998 as compared to the 1997 year. Inventories increased by $4,233,000 as of September 30, 1998 as compared to December 31, 1997. Accounts payable increased by $1,501,000 as of September 30, 1998 when compared to December 31, 1997. Current maturities of long term debt have remained at the same level as of September 30, 1998 as they were at December 31, 1997.

             For the nine months ended September 30, 1998, net cash provided by operating activities was $3,618,000. Cash reserves increased by $3,593,000 as of September 30, 1998 compared to December 31, 1997. Net cash provided by operating activities was used to fund $4,342,000 of capital expenditures in the nine months ended September 30, 1998.

             The Company's current ratio decreased to 4.0 to 1.0 at September 30, 1998 from 4.8 to 1.0 as of December 31, 1997. The ratio of total liabilities to shareholder's equity increased at
        1.1 to 1.0 as of September 30, 1998 as compared to 0.9 to 1.0 at December 31, 1997. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

             The Company has been directed by the Illinois Environmental Protection Agency ("IEPA") to control its sulfur emissions at its
        Hennepin, Illinois silicon carbide furnace plant.   For further
        information see Note 3(a)(i) to the Notes to Consolidated Financial Statements on page 5, which is incorporated herein by reference.

             Reference is made to the descriptions of the following legal matters, within Note 3(b) to the Notes to Consolidated Financial Statements under the caption Legal Matters beginning on page 6 of this Form 10-Q Report, which descriptions are incorporated herein by reference: (1) civil law suits brought against the Company and others commenced by General Refractories Company in October 1994 and by Arden Architectural Specialties, Inc. in July 1995; (2) a temporary suspension imposed upon the Company by the U.S. Defense Logistics Agency; (3) a civil lawsuit brought against the Company in December 1996 by International Oxide Fusion, Inc.;
        (4) civil lawsuit brought by the Company in August 1997 against Theeb, LTD and Edward J. Bielawski; and (5) a legal action commenced in June 1993 by the Company in Ontario, Canada seeking $2,000,000 in damages against certain former officers and employees.

        Impact of the Year 2000

             The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

             Based on recent assessments, the Company determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Company presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

             The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that there was little, if any, risk associated with the production and manufacturing systems. Further, the Company has determined that there is no risk with respect to the products it has sold and continues to sell. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

             For its information technology exposures, the Company has decided to completely replace the existing software and associated hardware. To date, the Company has installed the new information systems at its Tonawanda, New York facility, which includes the corporate headquarters, and is in the final stages of testing and implementation. This process is expected to be completed prior to December 31, 1998. The Company anticipates implementing the new systems for its other locations beginning January 1, 1999, with an expected completion date of not later than March 31, 1999.

             The Company has queried its significant suppliers that do not share information systems with the Company (external agents). To date, the Company is not aware of any external agent with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources. However, the Company has no means of ensuring that external agents will be Year 2000 ready. The inability of external agents to complete their Year 2000 resolution process in a timely fashion could materially impact the Company. The effect of non-compliance by external agents is not determinable.

             The Company will utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $950,000, which includes $723,000 for the purchase of new software and hardware that will be capitalized and $227,000 that will be expensed and incurred. To date, the Company has incurred approximately $720,000 ($60,000 expensed and $660,000 capitalized for new systems and equipment), related to all phases of the Year 2000 project.

             Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company would be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

             The Company currently has no contingency plans in place in the event it does not complete all phases of the Year 2000 program. The Company plans to evaluate the status of completion in March 1999 and determine whether such a plan is necessary.

        PART II - OTHER INFORMATION

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

             None

        Item 3.  Defaults Upon Senior Securities

             None

        Item 4.  Submission of Matters to a Vote of Security Holders

             None

        Item 5.  Other Information

             The Board of Directors of Exolon-ESK Company on September 14, 1998 appointed J. Fred Silver as President.

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



        EXOLON-ESK COMPANY


        S/J. Fred Silver
        President and Chief Executive Officer



        S/Michael Bieger
        Vice President Finance and
        Chief Financial Officer




        Date:     November 11, 1998