Form 10-K
period 1998-12-31
EXOLON ESK CO
filed 1999-03-22
CIK 34046

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549
          (Mark One)                  FORM 10-K
          [X]

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1998

                                         OR
          [ ]

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from _____ to _____

                        Commission file number    1-7276

                               EXOLON-ESK COMPANY
                               ------------------
                        (Exact name of registrant as
                          specified in its charter)

                   Delaware                              16-0427000
                  ----------                             ----------
               (State or other                        (I.R.S. Employer
               jurisdiction of                      Identification No.)
               incorporation or
                organization)

                  1000 East Niagara Street, Tonawanda, NY 14150
                        ------------------------------------
                      (Address of Principal Executive Offices)

                                 (716) 693-4550
                                 --------------
                (Registrant's telephone number, including area code)

                                                          Name of each
                                                      exchange on which
           Title of each class                             registered
           ------------------                              ----------
           Common stock $1 par                            Boston Stock
                  value                                     Exchange

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

          At March 18, 1999 the aggregate market value of the publicly traded voting stock held by nonaffiliates of the Registrant was $2,804,963 based upon the closing price of the Registrant's Common Stock on that date as reported by the Boston Stock Exchange. Solely for the purposes of this calculation all persons who are or may be Officers or Directors of the Registrant and all persons or groups that have filed Schedules 13D with respect to the Registrant's stock have been deemed to be affiliates.

          As of March 18, 1999, the Registrant had outstanding 481,995 shares of $1 par value Common Stock.

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

               Employees. As of December 31, 1998, the Company had 256 employees.

               Major Customers. Sales to no one customer accounted for 10% or more of consolidated net sales of the Company for the years ended December 31, 1998, 1997 and 1996. In management's opinion, the loss of any one customer would not have a material adverse effect on the Company.

               Competition. The industry in which the Company is engaged is highly competitive. Principal North American competition is from three well-established North American companies. In addition, substantial quantities of grain are imported and sold in North America by foreign based producers of abrasive grain. Each of the North American competitors, in addition to the Company, have silicon carbide grain processing facilities. Two of the three also have aluminum oxide crude and grain production operations, and one has silicon carbide crude production facilities.

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

               Backlog. As of December 31, 1998, the Company had a consolidated backlog of $4,560,000 as compared to $5,792,000 a year earlier. The decrease in the Company's backlog in 1998 is primarily due to the decrease in demand that we experienced in the fourth quarter. All of this backlog is expected to be shipped in 1999.

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

               Reference is made to Note 13 of the Notes to Consolidated Financial Statements beginning on page 31, which is incorporated herein by reference.

               Management believes all necessary pollution control equipment at the Company's plants in Tonawanda, New York and Thorold, Ontario are in place, and all current pollution control requirements are being met at both plants.

          (d) Financial Information about Foreign and Domestic Operations and Export Sales

               The Company's wholly owned subsidiary, Norsk Exolon AS, is a limited partner in a Norwegian partnership Orkla Exolon KS. See information contained in Note 1.(c). of Notes to Financial Statements on page 19. The Company's interest in the Norwegian partnership is subject to the usual risks of foreign investment, including currency fluctuations.

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

               The Company's Hennepin, Illinois plant includes four outdoor furnace groups and buildings of 47,800 square feet, located on a 78 acre site which is owned by the Company. Construction began in late 1977 and was completed in the Spring of 1979 for three furnace groups. The expansion to a fourth furnace group was completed in 1989. The Company purchased an additional 20 acre parcel adjacent its property in 1995 and has completed construction of a desulfurization facility as outlined in Note 13(a)(i) on page 31.

               The Company has operations in Norway conducted through a joint venture, as outlined in Note 1(c) on page 19. The office and plant of the Norwegian joint venture are located in Gjolme, Norway. The plant and office building, and the land upon which it is situated, are owned by the joint venture. In total, the plant and office consist of 154,000 square feet of space, on 88 acres of land. The plant and office were constructed from 1961-1963, with substantial additions made thereafter.

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

          Item 4.  Submission of Matters to a Vote of Security Holders
               None.

                                       PART II

          Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

               The Company's Common Stock is traded on the Boston Stock Exchange. The quarterly Common Stock price ranges are as follows:


                            Price Range of Common Stock Boston Stock
                                            Exchange
                                             Quarter

                          1               2              3              4

    High-Low 1998   $33-1/2-$38     $38-$35-1/2   $36-1/2-$28     $33-$29-1/2
    High-Low 1997   $29 - $26        $31 - $27    $31 -$29-1/2     $37 - $32


               Information concerning limitations on the payment of dividends on the Company's Common Stock is hereby incorporated by reference to Notes 7 and 9 to Notes to Consolidated Financial Statements beginning on pages 23 and 26, respectively.

               The number of stockholder accounts of record of the Company's Common Stock, $1 par value, was 159 as of March 11, 1999. The Company did not pay any dividends on its Common Stock in 1998 or 1997.

               The shares of the Company's Class A Common Stock, all of which are owned by Wacker Chemical (USA), Inc., are not publicly traded.

       Item 6.   Selected Financial Data


       Selected Financial Information         Years Ended December 31,

                                        1998    1997    1996    1995    1994
                                    (thousands of dollars except share amounts)
       Statement of Operations:
       Net Sales                      $65,578 $78,096 $77,459 $68,592 $59,494

       Gross profit before             10,961  17,286  17,839  15,380  12,863
       depreciation

       Operating Income                 2,124   9,355   9,358   7,527   3,186

       Income before Cumulative
         Effective of Accounting Change    22   5,254   6,080   3,964   1,516

       Cumulative Effect of  Accounting
       Change -

         Net of Income Tax Benefit          -       -       -    (502)      -
                                       --------------------------------------
       Net Income                     $    22 $ 5,254 $ 6,080 $ 3,462 $ 1,516
                                       ======================================
       Basic Earnings (Loss) per share of
       Common Stock:
         Income before Cumulative
          Effect of Accounting Change  $(0.02)   $5.41   $6.27   $4.06   $1.53

           Cumulative Effect of Accounting
            Change -

              Net of Tax Benefit             -       -       -  (0.52)       -
                                       ---------------------------------------
       Net Income (Loss) per share     $(0.02)   $5.41   $6.27   $3.54   $1.53
                                       =======================================
       Basic Earnings (Loss) per share of
       Class A Common Stock:

         Income before Cumulative
          Effect of Accounting Change  $(0.02)   $5.08   $5.90   $3.81   $1.44

         Cumulative Effect of  Accounting
           Change -

            Net of Tax Benefit               -       -       -  (0.49)       -
                                       ---------------------------------------
       Net Income (Loss) per share     $(0.02)   $5.08   $5.90   $3.32   $1.44
                                       =======================================


       Selected Financial Information         Years Ended December 31,
       - Continued
                                        1998    1997    1996    1995    1994
                                   (thousands of dollars except share amounts)

       Diluted Earnings per share of
       Common Stock:
        Income before Cumulative
         Effect of  Accounting Change $ (0.02)$  5.21 $  6.03 $  3.93 $  1.50

           Cumulative Effect of Accounting
             Change -

             Net of Tax Benefit             -      -       -  $ (0.49)      -

                                      ---------------------------------------
       Net Income per share           $ (0.02)$  5.21 $  6.03 $  3.44 $  1.50
                                      =======================================
       Diluted Earnings per share of Class A
       Common Stock:

         Income before Cumulative
          Effect of Accounting Change $ (0.02)$  4.91 $  5.69 $  3.71 $  1.42
         Cumulative Effect of  Accounting
          Change -

           Net of Tax Benefit               -       -       - $ (0.47)      -
                                      ---------------------------------------
       Net Income per share           $ (0.02)$  4.91 $  5.69 $  3.24 $  1.42
                                      =======================================
       Dividends per share:
         Series A Cumulative          $1.1250 $1.1250 $0.8437 $1.1250 $0.8437
          Preferred Stock

         Series B Cumulative          $1.1250 $1.1250 $0.8437 $1.1250 $0.8437
          Preferred Stock

         Common Stock                       -       -       -       -       -
         Class A Common Stock               -       -       -       -       -

       Summary Balance Sheet
       Information:                                 December 31,
                                         1998    1997    1996    1995    1994
                                               (thousands of dollars)

       Current Assets                 $34,594 $29,260 $28,301 $29,395 $25,441
       Current Liabilities              6,728   6,082   8,818   7,981   7,387
                                       --------------------------------------
       Working Capital                 27,866  23,178  19,483  21,414  18,054
       Total Assets                    71,286  63,277  61,483  50,215  45,309
       Long-Term Debt                  27,643  20,033  20,433  15,350  14,900
       Stockholders' Equity            32,576  32,789  28,258  22,298  18,628

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

                                                             Period to
                                                              Period
                                                             Increase
                                                            (Decrease)
                                                          in Relationship
                             Relationship to Net Sales          to
                                                             Net Sales
                              Years Ended December 31,      Years Ended
                              1998      1997     1996     1997-98    1996-97


       Net Sales              100.0 %  100.0 %  100.0  %    0   %    0    %
       Cost of Goods Sold,
        excluding Depreciation 83.3     77.9     77.0       5.4      0.9
       Depreciation             5.0      3.5      3.6       1.5     (0.1)
       Selling, General and
         Administrative
         Expense                8.3      6.6      7.3       1.8     (0.7)
       Research and
         Development            0.2      -        -         0.2      -
                               ------------------------------------------
                               96.8     88.0     87.9       8.8      0.1
                               ------------------------------------------
       Operating Income         3.2     12.0     12.1      (8.8)    (0.1)

       Other (Income) Expense:

       Equity in  Loss
         (Income) of Norwegian
         Joint Venture         (0.6)    (0.6)    (0.9)      0.0      0.3
       Interest Expense         1.8      1.2      1.5       0.6     (0.3)
       Other                    1.3      0.3     (0.4)      1.0      0.7
                                ----------------------------------------
                                2.5      0.9      0.2       1.6      0.7
                                ----------------------------------------

       Income Before Income
        Taxes and Cumulative
        Effect of
        Accounting Change       0.7     11.1     11.9     (10.4)    (0.8)

       Income Tax Expense       0.7      4.4      4.1      (3.7)    (0.3)
                                -----------------------------------------
       Net Income               0.0 %    6.7 %    7.8  %   (6.7)%   (1.1) %
                                =========================================


            The following discussion and analysis reviews certain factors which produced significant changes in the Company's results of operations during the three years ended December 31, 1998.


       Results of Operations 1998 Compared to 1997

            In 1998, the Company's net sales decreased $12,518,000 to $65,578,000, a decrease of 16% compared to net sales of $78,096,000 in 1997. The decline in sales was due to volume decreases caused by a decrease in demand combined with an increase in foreign competition.

            Consolidated net income was $22,000 for the year ended December 31, 1998. This compares to consolidated net income of $5,254,000 for 1997. The decrease in net income is primarily due to the loss in sales volume and increased manufacturing costs.

            Cost of sales, excluding depreciation, as a percentage of sales increased to 83% in 1998, when compared to 78% in 1997 primarily as a result of increased costs in silicon carbide production related to the startup of our pollution abatement facility in Illinois.

            Total operating expenses including depreciation were $8,837,000
       during 1998 versus $7,931,000 during 1997.   The 1998 increase in
       operating expenses is primarily a result of increased depreciation expense related to the startup of the pollution abatement facility in Illinois and increased general and administrative expenses related to year 2000 compliance efforts.

            Depreciation, as a percent of sales, was 5.0% for 1998 compared to 3.5% for 1997. The 1998 increase was due to the mid-year startup of the pollution abatement facility in Illinois.

            Selling, general and administrative expenses increased by $331,000 in 1998, due primarily to increased expenditures related to year 2000 compliance efforts and increased selling costs.

            Interest expense from continuing operations increased to $1,179,000 in 1998 versus $938,000 in 1997. The increase in interest expense is primarily due to the interest costs incurred relative to the startup of the pollution abatement facility in July.

            The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon KS, was $385,000 for 1998 versus $437,000 for 1997. The joint venture's gross margin, prior to depreciation, was 19% for both 1998 and 1997.

            The 1998 income tax provision was $430,000, representing an effective rate of 95%. This is due to $662,000 of foreign currency translation losses, which are not deductible for income tax calculations. Net of these losses the income tax provision would represent 38.5% of taxable income. The 1997 income tax provision was $3,432,000 which represented an effective rate of 39.5%.

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

            During 1998, the company decided to discontinue its pursuit of the purchase of a foreign company. Costs of $408,000 related to this activity were expenses in the third quarter.

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

       Liquidity and Capital Resources
            As of December 31, 1998, working capital (current assets less current liabilities) increased to $27,866,000, when compared to $23,178,000 as of December 31, 1997. Accounts receivable decreased by $2,257,000 as of December 31, 1998 versus December 31, 1997.
       Inventory increased by $3,583,000 at December 31, 1998 when compared to December 31, 1997. Accounts payable increased $452,000 as of December 31, 1998 versus December 31, 1997. Long-term debt increased by $7,610,000 versus December 31, 1997.

            For the year ended December 31, 1998, net cash provided by operating activities was $623,000. Outstanding bank indebtedness increased by $7,610,000 at December 31, 1998 compared to December 31, 1997. Capital expenditures of $4,040,000 were funded by bank indebtedness.

            The Company's current ratio increased to 5.1 to 1.0 at December 31, 1998 from 4.8 to 1.0 as of December 31, 1997. The ratio of total liabilities to stockholder's equity was 1.2 to 1.0 as of December 31, 1998 and .9 to 1.0 as of December 31, 1997.

            Current financial resources including the availability of the revolving line of credit financing and anticipated funds from operations are expected to be adequate to meet normal requirements for the year ahead. The Company currently has lines of credit with borrowing capacities of $10,000,000 in the U.S. and $1,000,000 (Canadian funds) in Canada.

             The Company in its long-term cash planning normally covers capital expenditures with funds generated internally. Where abnormally large capital expenditure programs are involved, long-term financing vehicles are sometimes used. Total 1999 normal capital expenditures are forecasted at $3,000,000 to maintain and upgrade production facilities. The Company believes that funds generated internally should be sufficient to finance normal capital expenditure requirements in 1999.

            Reference is made to the information included in Note 13 to the Consolidated Financial Statements beginning on page 31 which is incorporated herein by reference.

       Employees
            As of December 31, 1998, the Company employed 256 persons. Of these, approximately 177 (or 69%) work under three collective bargaining agreements. During 1998, the Company and the hourly workers at its Tonawanda, New York facility reached agreement on a new three-year collective bargaining agreement. This agreement covers 72 production and maintenance workers represented by the local branch of the United Steelworkers of America, Local 4447, AFL-CIO and expires on October 31, 2001.

       Impact of Year 2000

            The Year 2000 (Y2K) Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

            The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing/reassessment, and implementation. To date, the Company has fully completed its assessment of all major and secondary systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected. That assessment has also indicated that there was two manufacturing systems also affected. It was determined that there is little, if any, risk associated with the remaining production and manufacturing systems. Further, the Company has determined that there is no risk with respect to the products it has sold and continues to sell. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

            For its information technology exposures, the Company has decided to completely replace the existing software and associated hardware. To date, the Company has installed the new information systems at its Tonawanda, New York facility, which includes the corporate headquarters. The process is completed to the extent that both critical and daily processing is active and is Y2K compliant.

            Of the two manufacturing systems affected, only one (a control room) represents a significant concern. Upgrade of the affected technology has been assessed, a specific solution specified, and the project approved. Completion of this project is to occur in 1999. The other system is a mix station and is non-critical with respect to compliance. This equipment is not required until December 2000. An assessment and action plan has been developed but will not be implemented until first Quarter, 2000.

            Secondary systems have been evaluated and are either currently in compliance or are expected to be in compliance by March 31, 1999.

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

            The Company has, and will continue to utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1,935,000, which includes $723,000 for the purchase of new software and hardware that will be capitalized, $985,000 for the control room, and $227,000 that will be expensed and incurred. To date, the Company has incurred approximately $900,000 related to all phases of the Year 2000 project.

            Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner.
       As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company reasonably expects it would be able to take customer orders, manufacture and ship products, invoice customers, and collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

            The Company currently is developing contingency plans in place in the event it, its customers, or vendors, do not complete all phases of the Year 2000 program. Currently the plan has addressed staffing, to ensure availability of technical, support, and managerial staff into January 2000.

       Item 7A. Quantitative and Qualitative Disclosures About Market Risk

            The Company is exposed to various market risks, including changes in foreign currency exchange rates and interest rates. Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange and interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The Company has entered into financial instruments to manage and reduce the impact of changes in interest rates.

            A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally Canada and Norway. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between U.S. dollar and the Canadian dollar and between the U.S. dollar and the Norwegian Kroner. Had the U.S. dollar been 10% stronger relative to the Canadian dollar and the Norwegian Kroner during 1998, net income would have been lower by $1.2 million.

            The Company has various long-term indebtedness outstanding at December 31, 1998. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows (in thousands):


            Instrument             Interest Rate      Impact on Earnings
            ----------             -------------      ------------------
            Revolving credit and   LIBOR plus 250     $      (76)
             term loan agreement    points or
                                    Prime plus 25
                                    points

            Village of Hennepin,   Fixed                       -
             Illinois Industrial                            -------
             Revenue Bonds

            Upper Illinois River   Variable (a)                -
             Valley Development
             Authority Industrial
             Revenue Bonds

            Net income reduction                             (76)
             before tax

            Less tax benefit                                  29
                                                            -------

            Net income reduction                      $      (47)

       (a) The Company has entered into interest rate swap agreements to manage its interest rate market risk exposure with respect to this financial instrument. Under the swap agreement, the Company has effectively fixed the interest rate on the related obligations at a weighted average of 4.85% and either pays to, or receives from a counter-party an amount equal to the difference between the fixed rate and the current variable rate. The weighted average variable rate at December 31, 1998 was 4.55%. The interest rate swap agreements mature in December 2001.

       Item 8.   Financial Statements and Supplementary Data

            The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated January 16, 1999, appear on pages 14 through 36 to follow.


                           Report of Independent Auditors



       Board of Directors
       Exolon-ESK Company

       We have audited the accompanying consolidated balance sheets of Exolon-ESK Company and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exolon-ESK Company and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




                                                         S/ Ernst & Young LLP

       Buffalo, New York
       January 16, 1999




                         Exolon-ESK Company and Subsidiaries
                        Consolidated Statements of Operations
                      (In thousands, except per share amounts)



                                                    Year Ended December 31,
                                                  1998       1997      1996

       Net Sales                             $   65,578 $   78,096 $  77,459
       Cost of Goods Sold                        54,617     60,810    59,620
                                                 ---------------------------
       Gross Profit Before Depreciation          10,961     17,286    17,839
       Depreciation                               3,252      2,734     2,826
       Selling, General & Administrative          5,479      5,148     5,621
        Expenses
       Research and Development                     106         49        34
                                                  --------------------------
       Operating Income                           2,124      9,355     9,358

       Other Income (Expense):
           Interest Expense                      (1,179)      (938)   (1,136)
           Equity in Income of Norwegian            385        437       673
            Joint Venture
           Abandoned Acquistion Costs              (408)         -         -
           Other                                   (470)      (168)      330
                                                  --------------------------
       Income before Income Taxes                   452      8,686     9,225
       Income Tax Expense                           430      3,432     3,145
                                                  --------------------------
       Net Income                            $       22 $    5,254 $   6,080
                                                  ==========================
       Basic (Loss) Income Per Share:
           Per Common Share                  $   (0.02) $     5.41 $    6.27
                                                  ==========================
           Per Class A Common Share          $   (0.02) $     5.08 $    5.90
                                                  ==========================
       Diluted (Loss) Income Per Share:
           Per Common Share                  $   (0.02) $     5.21 $    6.03
                                                  ==========================
           Per Class A Common                $   (0.02) $     4.91 $    5.69
                                                  ==========================

       See accompanying notes to the consolidated financial statements.


                       Exolon-ESK Company and Subsidiaries
                           Consolidated Balance Sheets
                       (In thousands, except share amounts)

                                                           December 31,
       Assets                                            1998        1997
       Current assets:

         Cash                                      $    5,289  $    2,503
         Accounts receivable (less allowance for
          doubtful accounts of $249 in 1998 and
          $350 in 1997)                                 7,325       9,582
         Income taxes recoverable                       1,124           -
         Inventories                                   20,219      16,636
         Prepaid expenses                                  96         183
         Deferred income taxes                            541         356
                                                       ------------------
       Total Current Assets                            34,594      29,260
       Investment in Norwegian joint venture            5,594       5,505
       Property, plant and equipment                   27,078      26,290
       Bond sinking fund                                2,422         885
       Other assets                                     1,598       1,337
                                                       ------------------
       Total Assets                                $   71,286  $   63,277
                                                       ==================
       Liabilities and Stockholders' Equity

       Current liabilities:
         Note payable                              $      503    $      -
         Current maturities of long-term debt and
          sinking fund requirements                       967       1,367
         Accounts payable                               3,113       2,661
         Accrued expenses                               2,145       1,858
         Income taxes payable                               -         196
                                                        -----------------
       Total Current Liabilities                        6,728       6,082
       Deferred income taxes                            1,979       1,834
       Long-term debt                                  27,643      20,033
       Other long-term liabilities                      2,360       2,539
                                                       ------------------
       Total liabilities                               38,710      30,488
                                                       ------------------
       Commitments and Contingencies
       Stockholders' equity:

         Preferred stock
           Series A (liquidation preference - $484)       276         276
           Series B (liquidation preference - $484)       166         166

         Common stock, issued 512,897,
          outstanding 481,995 ($1 par value)              513         513
         Class A common stock, issued 512,897
          ($1 par value)                                  513         513
         Additional paid-in capital                     4,345       4,345
         Retained earnings                             28,188      28,209
         Accumulated other comprehensive income        (1,057)       (865)
         Treasury stock, at cost                         (368)       (368)
                                                       ------------------
       Total Stockholders' Equity                      32,576      32,789
                                                       ------------------
       Total Liabilities and Stockholders' Equity  $   71,286  $   63,277
                                                       ==================
       See accompanying notes to the consolidated financial statements.

                       Exolon-ESK Company and Subsidiaries
                      Consolidated Statements of Cash Flows
                                  (In thousands)

                                                   Year Ended December 31,
       Cash Flow from Operating Activities:          1998    1997    1996

         Net income                               $    22  $5,254  $6,080

         Adjustments to reconcile net income to
          cash provided by operating activities:

             Depreciation                           3,252   2,734   2,826
             Equity in income of Norwegian joint
              venture                                (385)   (437)   (673)
            (Gain) loss on fixed asset disposals        -     (23)     29
             Deferred income taxes                    (40)     47      26
             Foreign currency adjustments               -      10       4
         Change in Assets and Liabilities:
             Accounts receivable                    2,257    (521)   (165)
             Income taxes recoverable              (1,124)      -       -
             Inventories                           (3,583)  1,803   1,261
             Prepaid expenses                          87     343    (167)
             Other assets                            (261)    (37)    (98)
             Cash overdraft                             -  (1,413)  1,413
             Accounts payable                         452    (562)     (6)
             Accrued expenses                         287      78      67
             Income taxes payable                    (196)   (270)   (863)
             Other liabilities and accrued
              postretirement benefit costs           (179)      1    (748)
             Other                                     34       -       -
                                                    ---------------------
       Net Cash Provided by Operating Activities      623   7,007   8,986
                                                    ---------------------
       Cash Flow from Investing Activities:
             Capital expenditures                  (4,040) (10,617)(6,170)
             Proceeds from (purchases of)
              restricted cash equivalents               -   7,996  (7,996)
             Proceeds from fixed asset disposals        -       1     123
                                                    ---------------------
       Net Cash Used for Investing Activities      (4,040) (2,620)(14,043)
                                                    ---------------------
       Cash Flow from Financing Activities:
         Payments to bond sinking fund             (1,467)   (867)      -
         Net (payments of) proceeds from
          long-term debt                            7,210    (700) (7,800)
         Proceeds from issuance of long-term debt       -       -  13,000
         Deferred financing fees                        -    (329)   (494)
         Net proceeds from (payments of) notes
          payable                                     503    (219)    219
         Dividends paid                               (43)    (44)    (33)
                                                    ---------------------
       Net Cash Provided by (Used for) Financing
         Activities                                 6,203  (2,159)  4,892
                                                    ---------------------
       Net (Decrease) Increase in Cash              2,786   2,228    (165)
       Cash at Beginning of Year                    2,503     275     440
                                                    ---------------------
       Cash at End of Year                        $ 5,289  $2,503  $  275
                                                    =====================
       Supplemental Disclosures of Cash Flow Information:
       Cash paid during the year for:

         Interest                                  $1,399  $1,261  $1,171
         Income Taxes                              $1,789  $3,710  $3,983

       See accompanying notes to the consolidated financial statements.

                         Exolon-ESK Company and Subsidiaries
                   Consolidated Statements of Stockholders' Equity
                         (In thousands, except share amount)

                      Series           Addi-
                        A/B            tional            Other
                       Pref.   Common  Paid-in  Retained Comp.   Treas.
                       Stock   Stock   Capital  Earnings Income  Stock  Total
                       -----   -----   -------  -------  ------  -----  -----
   Balance -
      Jan. 1, 1996   $    442 $ 1,026 $  4,345  $16,952  $ (99) $ (368) $22,298
     Net income             -       -        -    6,080      -       -    6,080
     Foreign currency
      translation adj.      -       -        -        -    (87)      -      (87)
                                                                          -----
     Comprehensive
      income                -       -        -        -      -       -    5,993
     Preferred stock                                                      -----
      dividends -
      $0.8438/share         -       -        -      (33)     -       -      (33)
                       --------------------------------------------------------
     Balance -
       Dec. 31, 1996      442   1,026    4,345   22,999   (186)   (368)  28,258
     Net income             -       -        -    5,254      -       -    5,254
     Foreign currency
      transation adj.       -       -        -        -   (679)      -     (679)
                                                                          -----
     Comprehensive
      income                -       -        -        -      -       -    4,575
                                                                          -----
     Preferred
      stock dividends
      $1.125/share          -       -        -      (44)     -       -      (44)
                       --------------------------------------------------------
     Balance -
      Dec. 31, 1997       442   1,026    4,345   28,209   (865)   (368)  32,789
     Net income             -       -        -       22      -       -       22
     Foreign currency
      transation adj.       -       -        -        -   (192)      -     (192)
                                                                         ------
     Comprehensive loss     -       -        -        -      -       -     (170)
                                                                         ------
     Preferred stock
      dividends -
      $1.125/share          -       -        -      (43)     -       -      (43)
                       --------------------------------------------------------
     Balance -
      December 31, 1998  $442  $1,026   $4,345  $28,188 $(1,057) $(368) $32,576
                       ========================================================
       See accompanying notes to the consolidated financial statements.



                         EXOLON-ESK COMPANY AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998, 1997 and 1996


       1.   Summary of Significant Accounting Policies

            a.   Revenue recognition

            The Company recognizes revenue at the time of shipment to the customer. Provision is made for anticipated losses at the time the loss is known.

            b.   Principles of consolidation

            The accompanying consolidated financial statements include the accounts of the Exolon-ESK Company and its wholly-owned subsidiaries Exolon-ESK Company of Canada, Ltd., Norsk Exolon AS, and Exolon-ESK International Sales Corporation (the "Company"). All significant intercompany balances and transactions have been eliminated.

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

            d.   Inventories

            Inventories are stated at the lower of cost or market. Approximately 65% of the dollar value of inventories is stated at last-in, first-out (LIFO) cost at December 31, 1998 and 1997, with the balance being stated at average cost.

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

            f.   Deferred financing fees

            Deferred financing fees are being amortized on a straight-line basis over the life of the related debt.

            g.   Foreign currency translation

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

            Net gains (losses) arising as a result of the remeasurement of the Canadian subsidiary's financial statements into the United States dollar and from other foreign currency transactions amounted to ($662,000), ($317,000), and $42,000 in 1998, 1997, and 1996,
       respectively.

            h.   Income taxes

            Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities as measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

            The Company does not provide U.S. Federal income taxes on the entire balance of the undistributed earnings of foreign subsidiaries as these earnings are considered to be permanently reinvested. In 1995, the Company decided to repatriate up to $3,100,000 of undistributed earnings from its Canadian subsidiary through a future stock redemption and has provided for all applicable income taxes in the 1995 statement of operations. At December 31, 1998, undistributed earnings of the Canadian and Norwegian foreign subsidiaries combined were $12,985,000.

            Investment tax credits are accounted for using the flow-through method.

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

            k.   Long-lived assets

            In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted Statement No. 121 in 1996. The effect of this adoption was not material.

       l.   Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       2.   Inventories

            If the average cost method, which would approximate current or replacement costs, had been used for valuing all inventories of the Company, inventories would have been $3,237,000 and $3,351,000 higher than reported at December 31, 1998 and 1997, respectively.

            The following are the major classes of inventories as of December 31 (in thousands):

                                                  1998       1997
                                                  ----       ----
               Raw Materials                  $  1,669   $  2,839
               Semi-Finished and Finished
                Goods                           20,822     16,183
               Supplies and Other                  965        965
                                                ------     ------
                                                23,456     19,987
               Less:  LIFO Reserve              (3,237)    (3,351)
                                                ------     ------
                                              $ 20,219   $ 16,636
                                                ======     ======

       3.   Property, Plant and Equipment

                  Property, plant and equipment consists of (in thousands):

                                                     1998     1997
                                                     ----     ----
                  Land                            $   283  $   283
                  Buildings                         7,903    7,860
                  Machinery & equipment            66,352   49,614
                  Construction in progress            729   13,605
                                                   ------   ------
                                                   75,267   71,362
                                                   ------   ------
                  Less - accumulated               48,189   45,072
                   depreciation                    ------   ------

                                                  $27,078  $26,290
                                                  =======  =======
            During 1998 and 1997, the Company capitalized interest costs totaling $262,000 and $346,000, respectively.

       4.   Business Segment Information

            The Company manufactures abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment. The Company conducts operations through its manufacturing facilities in the United States and Canada, and its equity interest in a Norwegian joint venture.

            No one customer accounted for 10% or more of net sales in 1998 or 1997.

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


                                                             December 31,
          Balance Sheet Data                                  1998    1997

            Current assets                                  $4,521  $4,563
            Non-current assets                               3,095   2,599
            Current liabilities                              1,503   1,332
            Non-current liabilities                            207     246


          Statement of Operations                      1998   1997    1996

            Net sales                                $7,498 $8,037  $8,195
            Gross profit                              1,483  1,551   1,709
            Income before income taxes                  385    437     673

            The Company does not provide U.S. Federal income taxes on the undistributed earnings of the Norwegian joint venture as these earnings are permanently reinvested. At December 31, 1998 and 1997, undistributed earnings of the joint venture were $5,334,000 and $5,044,000, respectively.

       6.   Notes Payable

            The Company's Canadian subsidiary has a $1,000,000 (Canadian funds) operating demand loan available as part of a credit facility
       provided by a Canadian bank.   The demand loan had a balance of
       $503,000 (US funds), $0 and $219,000 (US Funds) as of December 31, 1998, 1997 and 1996, respectively.

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

       7.   Long-Term Debt


            Long-term debt consists of (in thousands):

                                                         1998    1997

            Revolving credit and term loan            $ 7,610  $  400
            agreement with a U.S. Bank.  Interest
            at prime rate plus 1/4% or LIBOR plus
            2-1/2% (7-3/4% at December 31, 1998).

            Industrial revenue bond held by an          8,000   8,000
            insurance company.  Interest is at a
            fixed rate of 8.875%.  Bond maturity is
            January 1, 2018.

            Industrial revenue bond. Interest is 13,000 13,000 variable (4.90% at December 31, 1998).
            The bonds are payable annually through
            December 1, 2021.
                                                      ------- -------
                                                      $28,610 $21,400

            Less - current maturities                     967   1,367
                                                      ------- -------
                                                      $27,643 $20,033
                                                      ======= =======

       U.S. Credit Agreement

            The Company's Credit Agreement dated December 22, 1992 with a U.S. bank provides for borrowings up to $10,000,000 under the revolving credit facility.

            At December 31, 1998 borrowings of $7,610,000 were outstanding under the revolving portion of the Credit Agreement. The revolving portion converts, in whole or any portion, to a term note on January 2, 2000. Any principal balance of the revolver which is not converted is required to be repaid by the conversion date. Upon conversion, the term loan is payable in sixteen quarterly principal installments as follows: fifteen equal quarterly installments, each equal to the lesser of $250,000 or 2.5% of the principal balance of the revolver converted on the conversion date beginning April 1, 1999 and continuing to October 1, 2002 and one final payment on January 1, 2003 in an amount equal to the remaining balance of the term note. The Company must pay a commitment fee equal to 0.15% per annum on the unused portion of the revolving credit facility.

            Borrowings under the Credit Agreement bear interest at either a defined base rate, contingent upon the bank's prime lending rate, or a rate based on the London Interbank Offered Rate (LIBOR). The Company has the option to convert the interest rate on all or a portion of the principal of its borrowings from the base rate to the rate based on LIBOR. Interest is payable monthly.

            The U.S. Credit Agreement requires the Company to maintain certain financial covenants. In addition, the agreement sets forth limits on capital expenditures and dividends and contains certain other covenants including restriction on mergers, consolidations and sales of assets. The Company is precluded from paying or declaring any dividends or other distributions on its Common Stock without written consent from its U.S. bank. The Company may declare Preferred Stock dividends not to exceed $100,000 in the aggregate in any fiscal year.

            As collateral for the U.S. Credit Agreement, the bank has security interest in all U.S. accounts receivable and inventory as well as certain additional assets of the Tonawanda, New York facility.

       Industrial Revenue Bonds

            The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company. The bonds bear interest, payable to a bank as trustee at a fixed rate of 8.875%. Amortization of principal commences in January, 1999 until maturity in the year 2018. The bond agreement contains certain restrictive covenants which are consistent with the covenants contained in the U.S. Credit Agreement.

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

            In support of the $13,000,000 bond issue, the Company obtained a $13,000,000 letter of credit from its principal U.S. bank for the benefit of the trustee of the bonds. A letter of credit fee equal to 0.75% per annum is payable to the bank periodically, in arrears. The letter of credit expires in December, 2001 and is renewable annually thereafter. The letter of credit agreement requires the Company to make voluntary quarterly contributions to a sinking fund in an amount which would be sufficient to provide for the redemption of all of the bonds within 15 years. The letter of credit agreement also requires the Company to contribute to the sinking fund, an amount equal to the Company's excess cash flow, up to a maximum of $4,333,333 in the aggregate. At December 31, 1998, the Company was not required to include an amount under this provision. At December 31, 1997, the amount required under this provision was $500,000 and has been included in current maturities of long-term debt.

            The bond sinking fund had a balance of $2,422,000 and $885,000 at December 31, 1998 and 1997, respectively. The sinking fund monies are invested in certificates of deposit with the bond trustee.

            Aggregate annual maturities of long-term debt and scheduled sinking fund requirements are as follows:


                                 1999        $967,000
                                 2000      $1,537,000
                                 2001      $1,728,000
                                 2002      $1,728,000
                                 2003      $6,484,000

                               Thereafter $13,833,000


       8.   Income Taxes

            The components of income before income taxes are as follows (in thousands):

                                           1998       1997       1996
                                          ---------------------------
                    Domestic              $ 250    $ 5,142    $ 5,711
                    Foreign                 202      3,544      3,514
                                          ---------------------------
                         Total             $452     $8,686     $9,225
                                          ===========================
            The components of income tax expense are as follows (in thousands):

                                          1998       1997       1996
                                          --------------------------
               Current provision
                (benefit):
                 United States
                    Federal              $ 171    $ 1,540    $ 1,850
                    State                   16        339        271
                 Foreign                   281      1,506        995
                                          --------------------------
                         Total           $ 468    $ 3,385    $ 3,116
                                          --------------------------
              Current
                Deferred provision
                (benefit):
                 United States
                    Federal              $ (84)  $     13   $    (45)
                    State                   (9)         7          6

                 Foreign                    55         27         68
                                         ---------------------------
                    Total Deferred      $  (38)  $     47   $     29
                                         ---------------------------
                             Total      $  430   $  3,432   $  3,145
                                         ===========================

            The actual tax expense differs from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows (in thousands):

                                                  1998    1997   1996
                                                  -------------------
       Computed expected tax expense            $  154  $2,954 $3,137
       Effect of differing tax rates
         applicable to foreign
         subsidiary income                        (14)   (317)  (407)
       Effect of permanent differences              9      15     47
       State and Provincial taxes, net of         127     797    486
        Federal benefit
       Effect of foreign currency                 146      70     (9)
        remeasurement
       Other                                        8     (87)  (109)
                                                  -------------------
       Total income tax expense                $  430  $3,432 $3,145
                                                  ===================
       Effective tax rate                        95.1%   39.5%  34.1%

            Deferred income tax liabilities and assets include the following (in thousands):


                                                 1998     1997
                                                 -------------
              Deferred tax liabilities:
                 Excess tax depreciation       $ 1,804   $1,732
                Taxes on foreign earnings
                 expected to be repatriated        571      571
                Pension and payroll accruals       191      210
                 Other                              50       51
                                                 -----    -----
              Gross deferred tax liabilities     2,616    2,564
                                                 -----    -----

              Deferred tax assets:

                 Inventory accounting methods      (24)     (29)
                 Accounts receivable and other     (76)    (112)
                  asset reserves
                 Post retirement accrual          (935)    (945)
                 Other, net                       (143)       -
                                                 -----     ----
              Gross deferred tax assets         (1,178)  (1,086)
                                                 -----    -----
              Net deferred tax liability at    $ 1,438   $1,478
                end of year                      =====    =====


       9.   Capital Stock

            The Company has two classes of Common Stock. At December 31, 1998 there were 600,000 shares of $1 par value Common Stock authorized, of which 512,897 shares were issued and 481,995 shares were outstanding. At the same date there were 600,000 shares of $1 par value Class A Common Stock, of which 512,897 shares were issued and outstanding.

            Additionally, there were 100,000 shares of no par value Preferred Stock authorized. At December 31, 1998 there were 19,364 shares of Series A and 19,364 shares of Series B Preferred Stock outstanding.

            At December 31, 1998, the shares of Series A and Series B Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative annual cash dividends at the rate of $1.125 per share. The Series A and Series B Preferred Stock have a preference upon liquidation of $25.00 each per share. Each share of Series A and Series B Preferred Stock is convertible into 1.125 shares of Common Stock and Class A Common Stock, respectively. The shares of Common Stock, voting with the shares of the Series A Preferred Stock, have the right to elect one-half of the members of the Board of Directors and the shares of Class A Common Stock voting with the Series B Preferred Stock, owned by Wacker Chemical (USA), Inc. ("Wacker USA"), have the right to elect the remaining one-half of the members of the Board of Directors.

       10.  Pension and Other Retirement Benefits

            The Company sponsors contributory and non-contributory pension plans in the United States and Canada covering substantially all hourly and salaried employees with the exception of union employees at the Company's Hennepin plant, who are covered by a union-sponsored pension plan. The Company's U.S. defined contribution plan, which covers all of its domestic salaried employees, and its Canadian defined contribution plan covering substantially all Canadian employees, provide for the Company to make regular contributions based on salaries of eligible employees. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. Contributions to the U.S. defined contribution plan totaled $204,000 in 1998, $200,000 in 1997, and $176,000 in 1996.
       Contributions to the Canadian defined contribution plan were $62,000 in 1998, $56,000 in 1997, and $78,000 in 1996. The Company also provides a defined benefit plan for hourly employees at the Tonawanda plant. Benefits are based primarily on years of service. The Company's policy for this plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

            The Company also participates in a collectively bargained, union-sponsored multiemployer pension plan which benefits employees of the Company's Hennepin, Illinois facility who are union members. Company contributions to this plan were $180,000, $180,000 and $139,000 for 1998, 1997 and 1996, respectively. This plan is not administered by the Company. Contributions are determined in accordance with the provisions of the negotiated labor contract.

            Total pension expense for all plans amounted to $400,000, $454,000, and $393,000 in 1998, 1997 and 1996, respectively.

            The following tables summarize certain information with respect to the Company's Tonawanda hourly employees defined benefit plan:

                                                    December 31,

        Change in Benefit Obligation              1998        1997
        ----------------------------------------------------------
          Benefit obligation at beginning       $1,658      $1,540
            of year
          Service cost                              60          59
          Interest cost                            132         123
          Plan amendments                          259           -
          Actuarial loss                           309          36
          Benefits paid                          (256)       (100)
                                                 -----       -----
          Benefit obligation at end of year      2,162       1,658
                                                 -----       -----
        Change in Plan Assets

          Fair value of plan assets at           3,082       2,421
            beginning of year
          Actual return on plan assets             673         761
          Benefits paid                          (256)       (100)
                                                 -----       -----
          Fair value of plan assets at end       3,499       3,082
           of year                               -----       -----
          Funded status                          1,337       1,424
          Unrecognized net loss at
           transition, being amortized
           over approximately 17 years              86         103
          Unrecognized prior service cost          385         138
          Unrecognized actuarial gains         (1,254)     (1,155)
                                               -------     -------
          Prepaid pension cost                    $554        $510
                                               =======     =======

        Components of Net Periodic Pension Cost   1998        1997       1996
        ---------------------------------------------------------------------
           Service cost                            $60         $59        $57
           Interest cost                           132         123        118
           Expected return on plan assets        (215)       (169)      (146)
           Amortization of transition               17          17         17
            obligation
           Amortization of prior service            12          12         12
            cost
           Recognized net actuarial gains         (49)        (24)       (15)
                                                  ----        ----       ----
           Net periodic pension expense          $(43)         $18        $43
                                                  ====        ====       ====
          Weighted Average Assumptions as of December 31

           Discount rate                            8%          8%         8%
           Expected return on plan assets           7%          7%         7%

       Unrecognized gains and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.

            In addition to providing pension benefits, the Company provides certain health care and life insurance benefits to eligible retired employees and their spouses. Participants generally become eligible for these benefits after achieving certain age and years of service
       requirements.   For  certain retirees,  these benefits  are subject  to
       deductibles, co-payment provisions and other limitations.   The Company
       may amend or change the plan periodically. The Company's policy is to fund these benefits on a pay-as-you-go basis.

            The following tables summarize certain information with respect to the Company's postretirement benefit plans:

                                                       December 31,
                                                     1998       1997
                                                     ---------------
            Change in Benefit Obligation
              Benefit obligation at beginning
               of year                             $2,551     $2,728
              Service cost                             26         33
              Interest cost                           194        210
              Actuarial gain                         (72)       (99)
              Benefits paid                         (210)      (274)
              Effect of changes in foreign
               currency exchange rates               (68)       (47)
                                                     ----       ----
              Benefit obligation at end of          2,421      2,551
              Unrecognized prior service cost        (21)       (24)
              Unrecognized actuarial gains            111         23
                                                     ----       ----
              Accrued postretirement benefit       $2,511     $2,550
               obligation                           =====      =====

            Components of Net Periodic
            Post Retirement Benefit Cost             1998       1997      1996
            ------------------------------------------------------------------
              Service cost                            $26        $33       $20
              Interest cost                           194        210       144
              Amortization of prior service cost        2          2         -
              Recognized net actuarial losses (gains)   7         20       (50)
              Net periodic postretirement             ---        ---       ---
               benefit cost                          $229       $265      $114
                                                     ====       ====      ====
            Weighted Average Assumptions as of December 31
            Discount Rate                              8%         8%         8%

            Unrecognized gains and losses and prior service costs are amortized on  a  straight-line  basis over  a  period approximating  the  average
       remaining service period for active employees.

            For measuring the postretirement benefit obligation as of December 31, 1998 an 8% annual rate of increase in health care rates was assumed, decreasing to 6% per year in 2002 and thereafter. It was also assumed that reimbursable expenses for post-1990 U.S. retirees would be at least equal to the dollar reimbursement limitation.

            Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:


                                                     One              One
                                                  Percentage       Percentage
                                                    Point            Point
                                                  Increase          Decrease
             Effect on total of service
              and interest cost components            $15             ($13)

             Effect on postretirement
              benefit obligation                      116             (121)

            11.  Related Party Transactions

                 The Company purchased combined totals of $2,854,000, $3,130,000 and $3,740,000 of products from its affiliates, Elektroschmelzwerk Kempten GmbH, and its Norwegian joint venture during 1998, 1997 and 1996, respectively.

                 The Company has a royalty agreement with an affiliate of a shareholder of the Company as described in Note 12(b).

            12.  Commitments

                 a.   Lease agreements

                 The Company leases certain machinery and equipment under operating leases. Amounts charged to expense for the years ended December 31, 1998, 1997 and 1996 were $295,000, $366,000 and $428,000, respectively. Total minimum lease payments, at December 31, 1998, under operating leases are summarized as follows (in thousands):

                                       1999       $90,000

                                       2000        22,000
                                                  -------
                                                 $112,000


                 b.   Royalty agreements

                 The Company was party to a royalty agreement which expired in 1996 and covered production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a new furnace plant. The Company was also party to a separate Royalty Agreement which covered production of specialty product for the refractory market, and expires April 30, 2001. Royalty expense in U.S. dollars amounted $73,000, $0, and $419,000 in years ended December 31, 1998, 1997 and 1996, respectively. The Royalty Agreement was terminated and all causes of action related to it were terminated in March 1999 for $500,000 Cdn.


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

                      During 1998, the Company completed installation of the CEMS and implementation of the BACT as required by the Consent Order. The Company incurred capital costs of $13,517,000 in connection with the project. The cost of these required capital improvements was financed principally with the $13,000,000 of proceeds from long-term bonds, a portion of which are tax-exempt, issued by the Upper Illinois River Valley Development Authority.

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

                      The Norwegian State Pollution Control Authority has issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. Specific target emission limits have been set, and a compliance timetable ranging from the present until January 1, 2001 has been established. The costs associated with achieving compliance with these limits are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture. Management believes the joint venture can meet the sulfur requirements with changes in production techniques and raw material procurement including low sulfur coke. Based upon current known information the Company estimates the future costs associated with achieving compliance with these limits would approximate $2 million.

                 b.   Legal Matters

                      (i) Federal Proceedings and Related Matters

                      On October 18, 1994, a lawsuit was commenced in the U.S. District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. In October 1997, the Norton Company was named an additional defendant in both cases. The ultimate liability, if any, that could result from these lawsuits cannot presently be determined, although the Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.

                      (ii)  Exolon-ESK Company of Canada, Ltd.

                      An action for damages was brought against Exolon-ESK Company and Exolon-ESK Company of Canada, Ltd. by International Oxide Fusion Inc. of Niagara Falls, Ontario in December, 1996. This action alleged that the Thorold, Ontario facility was in the possession of technology that was provided in 1990 to Exolon-ESK Company to produce MagChrome and Fused Magnesium Oxide and had refused to pay further royalty payments. International Oxide Fusion Inc. claimed damages for loss of royalty payments from the number 4 furnace. A separate, unrelated lawsuit was commenced by The Exolon-ESK Company of Canada, Ltd. against Theeb, Ltd. and Edward J. Bielawski in August, 1997. The action arose out of a 1985 contract in connection with a crane
                      and its runway system.   A Settlement and Full Release
                      was reached by the parties in March 1999 for $500,000 Cdn. for both of these matters collectively.

                      In June 1993, the Company commenced a civil legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees of Exolon-ESK Company of Canada, Ltd. (Exolon-Canada) ( the "Defendants") on various charges related to allegations that they defrauded the Company and Exolon-Canada of money, property and services over many years (the Perrotto Case ). Summary Judgment was granted on the issue of liability against Paul Perrotto and Michael Perrotto on July 16, 1997 with a Reference (hearing) directed in Toronto on the issue of damages. The hearing is scheduled for May 1999. The action remains ongoing against various other Defendants.


            14.  Fair Value Of Financial Instruments

            At December 31, 1998 and 1997, the carrying amount and the fair value of the Company's financial instruments were as follows (in thousands). Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.



                                                          December 31,
                                                   1998               1997

                                           Carrying    Fair    Carrying   Fair
                                            Amount    Value     Amount    Value
                                           -------    -----     ------    -----
        Assets:

             Cash                           $5,289    $5,289    $2,503  $2,503
        Liabilities:

             Note Payable                     (503)     (503)        -       -
             Revolving credit and term      (7,610)   (7,610)     (400)   (400)
              loan agreement
             Variable rate industrial      (13,000)  (13,000)  (13,000)(13,000)
              revenue bonds
             Fixed rate industrial          (8,000)  (10,793)   (8,000)(10,918)
              revenue bonds


       The following methods and assumptions were used by the Company in estimating the fair values of financial instruments. The carrying amount reported in the balance sheet for cash approximates fair value. The fair value of the Company's note payable, revolving credit and term loan agreement, and variable rate industrial revenue bonds approximate carrying amounts, as the underlying debt instruments are comprised of notes that are re-priced on a short-term basis. The fair value of the fixed rate industrial revenue bonds has been estimated using the discounted cash flow method.

       During 1998, the Company entered into an interest rate swap agreement with a bank to manage its exposure to interest rate movements by effectively fixing the interest rates on its variable rate industrial revenue bonds ($13,000,000 face amount) through December 17, 2001.
       The fixed interest payments are at a weighted average 4.85%. Interest rate differentials paid or received under these agreements are recognized as adjustments to interest expense in the period paid or received.

       15.  Earnings Per Share
            The following table sets forth the computation of basic and diluted earnings per share (in thousands except share and per share information):

        Numerator:                                     1998     1997     1996
                                                       ----------------------
                         Net income               $      22 $  5,254  $ 6,080

            Preferred stock dividends                  (44)     (44)     (32)
                                                       ----     ----    -----
            Net income available to common        $    (22) $  5,210  $ 6,048
             stockholders                              ====    =====    =====

        Numerator for basic earnings per share:

            Common Stockholders (50%)             $    (11)    2,605    3,024

            Class A common stockholders (50%)          (11)    2,605    3,024
                                                       ----    -----    -----
                                                       (22)    5,210    6,048
            Effect of diluted securities -
              preferred stock dividends                   -       44       32
                                                       ----     ----      ---
        Net income available to common
        stockholders after assumed
        conversion of preferred stock             $    (22) $  5,254  $ 6,080
                                                       ====    =====    =====
        Numerator for diluted earnings per
        share:

            Common stockholders (50%)             $    (11) $  2,627  $ 3,040
            Class A common stockholders (50%)          (11)    2,627    3,040
                                                       ----    -----    -----
                                                  $    (22) $  5,254  $ 6,080
                                                       ====    =====    =====
        Denominator:
          Common stock:

            Denominator for basic earnings per
             share - weighted average shares        481,995  481,995  481,995
            Effect of dilutive securities -
             convertible preferred stock                  -   21,785   21,785
                                                    -------  -------  -------
            Denominator for diluted earnings per
             share - adjusted weighted average
             shares and assumed conversions         481,995  503,780  503,780
                                                    =======  =======  =======
          Class A common stock:

            Denominator for basic earnings per
             share - weighted averages shares       512,897  512,897  512,897
            Effect of dilutive securities -
             convertible preferred stock                  -   21,785   21,785
                                                    -------  -------  -------
            Denominator for diluted earnings per
             share - adjusted weighted average
             shares and assumed conversions         512,897  534,682  534,682
                                                    =======  =======  =======
        Basic earnings per share:
          Common stock                              ($0.02)    $5.41    $6.27
          Class A common stock                      ($0.02)    $5.08    $5.90

        Diluted earnings per share:
          Common stock                              ($0.02)    $5.21    $6.03
          Class A common stock                      ($0.02)    $4.91    $5.69

       The effect of the convertible preferred stock was not considered for 1998 because their effort would have been antidilutive.

       16.  Quarterly Financial Data (unaudited)

            Summarized quarterly financial data for 1998 and 1997 is as follows:


                                                       Quarter
      (thousands of dollars except per      First   Second  Third   Fourth
          share amounts)
      ---------------------------------------------------------------------
          Year Ended December 31, 1998
      --------------------------------
          Net Sales                        $20,351  $17,718 $14,598 $12,911

          Gross Profit Before Depreciation   4,394    3,564   1,941   1,062

          Abandoned Acquisition Costs            -        -   (408)       -
          Net Income (Loss)                  1,197      831   (774)  (1,232)

          Basic Earnings Per Common Share     1.23     0.85  (0.83)   (1.27)
          Basic Earnings  Per Class A Common  1.16     0.80  (0.78)   (1.20)
           Share

          ----------------------------
          Year Ended December 31, 1997
          ----------------------------
          Net Sales                        $20,193  $20,034 $19,166 $18,703

          Gross Profit Before Depreciation   4,583    4,889   4,549   3,265
          Net Income (Loss)                  1,348    1,492   1,378   1,036

          Basic Earnings Per Common Share     1.39     1.54    1.42    1.06

          Basic Earnings  Per Class A Common  1.30     1.45    1.33    1.00
           Share

       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

                                      PART III


       Item 10.  Directors and Executive Officers of the Registrant

            See the information relating to directors and officers of the Company under the captions "Election of Directors", contained in the Company's definitive Proxy Statement dated March 19, 1999 relating to the Annual Meeting of Shareholders to be held on April 28, 1999, which is hereby incorporated by reference.

       Item 11.  Executive Compensation

            See the information relating to "Compensation of Executive Officers" presented in the Company's definitive Proxy Statement dated March 19, 1999 relating to the Annual Meeting of Shareholders to be held on April 28, 1999, which is incorporated herein by reference, except that information appearing under the headings "Report of the Executive Committee on Executive Compensation" and "Summary Share Performance Graph" is not incorporated herein and should not be deemed to be included in this document for any purpose.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

            See the information relating to directors and officers of the Company under the captions "Security Ownership of Certain Beneficial Owners and Management", contained in the Company's definitive Proxy Statement dated March 19, 1999 relating to the Annual Meeting of Shareholders to be held on April 28, 1999, which is hereby incorporated by reference.

       Item 13.  Certain Relationships and Related Transactions

            See the information relating to directors and officers of the Company under the captions "Certain Related Party Transactions", contained in the Company's definitive Proxy Statement dated March 19, 1999 relating to the Annual Meeting of Shareholders to be held on April 28, 1999, which is hereby incorporated by reference.

                                        PART IV
          Item 14.  Exhibits, Financial Statement Schedules and
          Reports on Form 8-K

            (a) The following documents are filed as part of this report
                                                             Page In
                                                            Form 10-K

             1)  Report of Independent Auditors                 14

                 Financial Statements:
                      Consolidated Statements of
                       Operations, three years
                       ended December 31, 1998                  15
                      Consolidated Balance Sheets at
                       December 31, 1998 and 1997               16
                      Consolidated Statements of Cash
                       Flows, three years  ended
                       December 31, 1998                        17
                      Consolidated Statements of Changes
                       in Stockholders' Equity, three
                       years ended December 31, 1998            18
                      Notes to Consolidated Financial
                       Statements                               19

             2)  Financial Statement Schedule for three
                 years ended December 31, 1998:

                 II   Valuation and qualifying accounts         40

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

        10D(23)A  Amendment Credit Agreement   Exhibit 10D(23)A to the
                  dated December 1, 1996       Report on Form 10-K for
                                               the year ended December
                                               31, 1996*

        10D(24)   Industrial Revenue Bond      Exhibit 10D(24) to the
                  Agreement dated January 1,   report on Form 10-K for
                  1993.                        the year ended December
                                               31, 1997*

        10D(25)   Industrial Revenue Bond      Exhibit 10D(25) to the
                  Loan Agreement dated         Report on Form 10-K for
                  December 1, 1996             the year ended December
                                               31, 1996*

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

        10H       Distributorship Agreement    Exhibit 10H to the
                  dated July 30, 1997 between  report on Form 10-K for
                  Elektroschmelzwerk Kempten   the year ended December
                  GmbH, and the Registrant     31, 1997*

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

        27        Financial Data Schedule      Exhibit 27

        (b)       Reports on Form 8-K:

                  None.

        (c) All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).

        * Incorporated herein by reference.

                        Exolon-ESK Company and Subsidiaries
                         Valuation and Qualifying Accounts
                       Three Years Ended December 31, 1998
                                (thousands of dollars)

                               Balance at Additions
                               Beginning  Charged to                Balance
                                   of     Costs and                 at End
         Description              Year    Expenses    Adjustments   of Year
    -----------------------------------------------------------------------
    Deducted from assets -
       Allowance for
        doubtful accounts

    Year ended December 31, 1998  $350        -        ($101)(a)      $249
    Year ended December 31, 1997  $502      $10        ($162)(a)      $350
    Year ended December 31, 1996  $419      $70          $13 (b)      $502


       Allowance for
        slow-moving and
        obsolete inventory

    Year ended December 31, 1998  $196     $120         ($59)        $257
    Year ended December 31, 1997  $297     $101           --         $196
    Year ended December 31, 1996  $136     $161           --         $297

       (a) Uncollectible accounts written off, net of recoveries.
       (b) Bad debt recoveries.

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       March 15, 1999           EXOLON-ESK COMPANY


                                By:  S/ J. Fred Silver

                                      J. Fred Silver, President and
                                      Chief Executive Officer


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



        S/ J. Fred Silver             S/ Michael H. Bieger
        -----------------             --------------------
        J. Fred Silver,               Michael H. Bieger,
        President and Chief           Vice President -
        Executive Officer             Finance and Chief
                                      Financial Officer

        S/Theodore E. Dann, Jr.
        -----------------------
        Theodore E. Dann, Jr.   Chairman of the Board   March 15, 1999


        S/Brent D. Baird
        ----------------
        Brent D. Baird                 Director         March 15, 1999


        S/Craig A. Rogerson
        -------------------
        Craig A. Rogerson              Director         March 15, 1999


        S/Dr. Fritz Petersen
        --------------------
        Dr. Fritz Petersen             Director         March 15, 1999


        S/David A. Shellabarger
        -----------------------
        David A. Shellabarger          Director         March 15, 1999


        S/Patrick W.E. Hodgson
        ----------------------
        Patrick W.E. Hodgson           Director         March 15, 1999



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