Form 10-Q
period 1999-03-31
EXOLON ESK CO
filed 1999-05-10
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

            (Mark    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
            One)             THE SECURITIES EXCHANGE ACT OF 1934
             [X]

             For the quarterly period ended         March 31,  1999


                                         OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                             THE SECURITIES EXCHANGE ACT OF 1934

                 Commission file number                   1-7276


                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)

                 Delaware                             16-0427000

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

          As of April 30, 1999 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.




                          PART I - FINANCIAL INFORMATION
                           Item 1.  Financial Statements
                                Exolon-ESK Company
                       Consolidated Condensed Balance Sheet
                        (in thousands except share amounts)

                                                   (Unaudited)
          ASSETS                                     March 31,   December 31,
                                                         1999        1998
                                                     -----------------------
          Current assets:
               Cash                                     $5,546    $ 5,289
               Accounts receivable (less allowance
                for doubtful accounts of $250
                in 1999 and $250 in 1998)                7,528      7,325
               Income Taxes Recoverable                    267      1,124
               Inventories                              18,898     20,219
               Prepaid expenses                            489         96
               Deferred income taxes                       542        541
                                                       ------------------
               Total Current Assets                     33,270     34,594
          Investment in Norwegian joint venture          5,519      5,594
          Property, plant and equipment, at cost        75,464     75,267
          Accumulated depreciation                    (48,955)   (48,189)
                                                       ------------------
               Net property, plant and equipment        26,509     27,078
          Bond sinking fund                              2,684      2,422
          Other assets                                   1,577      1,598
                                                       ------------------
          Total Assets                                 $69,559    $71,286
                                                       ==================
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
               Note payable                            $   -      $   503
               Current maturities of long-term debt        967        967
               Accounts payable                          2,405      3,113
               Accrued expenses                          2,323      2,145
                                                       ------------------
                    Total Current Liabilities            5,695      6,728
          Deferred income taxes                          1,978      1,979
          Long-term debt excluding current portions     26,854     27,643
          Other long-term liabilities                    2,379      2,360
                                                       ------------------
                    Total Liabilities                   36,906     38,710
                                                       ------------------
          Stockholders' equity:
               Preferred stock -
                Series A - 19,364 shares issued            276        276

               Preferred stock -
                Series B - 19,364 shares issued            166        166

               Common stock, $1 par value -
                Auth. 600,000 shares, 512,897 issued       513        513
               Class A common stock, $1 par value -
                Auth. 600,000, 512,897 issued              513        513
               Additional paid-in capital                4,345      4,345
               Retained earnings                        28,265     28,188
               Accumulated other comprehensive
                income                                 (1,057)    (1,057)
               Treasury stock, at cost                   (368)      (368)
                                                      -------------------
                    Total Stockholders' Equity          32,653     32,576
                                                      -------------------
          Total Liabilities and Stockholders' Equity   $69,559    $71,286
                                                      ===================

          The accompanying notes are an integral part of these statements.


                               Exolon-ESK Company
                Consolidated Condensed Statements of Operations
                                   Unaudited
                    (in thousands except per share amounts)

                                                        Three Months
                                                      Ended March 31,

                                                        1999   1998
                                                      ---------------
          Net sales                                   $14,223 $20,351
          Cost of goods sold                           12,041  15,957
                                                      ---------------
               Gross Profit                             2,182   4,394
                                                      ---------------
          Operating Expenses
          Depreciation                                    915     733
          Selling, general & administrative expenses    1,232   1,448

          Research and development                         17      34
                                                      ---------------
               Total Operating Expenses                 2,164   2,215
                                                      ---------------
          Operating (Loss) Income                          18   2,179
                                                      ---------------

          Other Income (Expense):
               Equity in (Loss)Earnings before
                income taxes of Norwegian Jt. venture    (74)      56
               Interest expense                         (399)   (213)
               Miscellaneous income(expense)              588   (105)
                                                      ---------------
               Total Other Income(Expense)                115   (262)
                                                      ---------------
          Earnings before income taxes                    133   1,917


          Income tax benefit (expense)                   (56)   (720)
                                                      ---------------
          Net Earnings                                    $77  $1,197
                                                      ===============

          Earnings Per Common Share:
               Basic                                    $0.07   $1.23
               Diluted                                  $0.07   $1.19


          Earnings Per Class A Common Share:
               Basic                                    $0.06   $1.16
               Diluted                                  $0.06   $1.12


            The accompanying notes are an integral part of these statements.



                                  Exolon-ESK Company
                   Consolidated Condensed Statements of Cash Flows
                                      Unaudited
                                    (in thousands)
                                                          Three Months
                                                        Ended March 31,
                                                          1999     1998
                                                        ---------------

              Net cash provided by operating activities $2,220   $2,322
                                                        ---------------
              Cash Flow from Investing Activities:
                  Capital expenditures                   (409)  (1,256)
                                                        ---------------

              Cash Flow from Financing Activities:
                  Repayments on debt                   (1,292)    (400)
                  Payments to bond sinking fund          (262)    (217)
                  Dividends paid                            -      (11)
                                                       ----------------
              Net Cash Provided by Financing Activities(1,554)    (628)
                                                       ----------------

              Net increase in cash                         257      438

              Cash at beginning of period                5,289    2,503
                                                       ----------------
              Cash at end of period                     $5,546   $2,941
                                                       ================
              The accompanying notes are an integral part of these statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of March 31, 1999 and December 31, 1998:


                                               March  31,   December 31,
                                                  1999          1998
                                              (Unaudited)
                                              --------------------------
                    Raw Materials                    $732         $1,669

                    Semi-Finished and
                     Finished Goods                20,013         20,822
                    Supplies and Other              1,390            965
                                              --------------------------
                                                   22,135         19,987

                     Less:  LIFO Reserve          (3,237)        (3,237)
                                              --------------------------
                                                  $18,898        $20,219
                                              ==========================

          NOTE 3    Contingencies

          a.   Environmental issues

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

                    The Norwegian State Pollution Control Authority has issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. Specific target emission limits have been set, and a compliance timetable ranging from the present until January 1, 2001 has been established. The costs associated with achieving compliance with these limits are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture. Management believes the joint venture can meet the sulfur requirements with changes in production techniques and raw material procurement including low sulfur coke. Based upon currently known information the Company estimates the future costs associated with achieving compliance with these limits would approximate $2 million.

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


          NOTE 4    Comprehensive Income

                    During the three months ended March 31, 1999 and 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.

          NOTE 5    Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share (in thousands except share information):
                                                        Three Months
                                                       Ended March 31,
                                                        1999    1998
                                                       -------------
          Numerator: Net income available to
           common stockholders after preferred
           stock dividends                             $  66  $1,186
                                                       =============
          Numerator for basic earnings per share:

              Common stockholders (50%)                   33     593

              Class A common stockholders (50%)           33     593
                                                       -------------
                                                          66   1,186

          Effect of Dilutive Securities-Preferred
             Stock Dividends                               -      11
                                                       -------------
          Net income available to common
             stockholders after assumed conversion
             of preferred stock                          $66  $1,197
                                                       =============

          Numerator for diluted earnings per share:

              Common stockholders (50%)                   33     598
              Class A common stockholders (50%)           33     599
                                                       -------------
                                                        $ 66  $1,197
                                                       =============

          NOTE 5          Earnings Per Share - Con't

          Denominator: Common stock

              Denominator for basic earnings
               per share - weighted average shares    481,995 481,995

              Effect of dilutive securities -
               convertible preferred stock                  -  21,785
                                                      ---------------
              Denominator for diluted earnings per
               share - adjusted weighted average
               shares and assumed conversions         481,995 503,780
                                                      ===============
            Class A common stock:

              Denominator for basic earnings
               per share - weighted average shares    512,897 512,897

              Effect of dilutive securities -
               convertible preferred stock                  -  21,785
                                                      ---------------
              Denominator for diluted earnings
               per share - adjusted weighted
               average shares and assumed conversions 512,897 534,682
                                                      ===============

         Basic Earnings Per Share:

              Common Stock                              $0.07   $1.23
              Class A Common Stock                      $0.06   $1.16


         Dilutive Earnings Per Share:

              Common Stock                              $0.07   $1.19
              Class A Common Stock                      $0.06   $1.12

         The effect of the convertible preferred stock was not considered for 1999 because the effect would have been anti-dilutive.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Comparison of the three months ended March 31, 1999 with the three months ended March 31, 1998.

                    Net Sales. Net sales decreased $6,128,000 to $14,223,000 in the first three months of 1999, a decrease of 30% compared to net sales of $20,351,000 in the first three months of 1998. The decline in sales was due to a decrease in volume and increased pressure on prices resulting from a decrease in demand combined with an increase in foreign competition.

                    Gross Profit. Gross profit before depreciation expense was $2,182,000 in the first three months of 1999 compared to $4,394,000 in the first three months of 1998. As a percent of sales, gross margins were 15.3% in the first three months of 1999 compared to 21.6% in the first three months of 1998. The decrease in gross profit as a percent of net sales was attributed to increases in cost of goods sold caused by lower volumes and the activation of the Company's desulfurization facility and a decrease in the prices received for products due to competitive pressures.

                    Operating Expenses. Operating expenses including depreciation, were $2,164,000 during the first three months of 1999 versus $2,215,000 during the first three months of 1998.
         The decrease in operating expenses is a result of spending reductions of $218,000 in selling and general and administrative expenses, offset, in part, by increased depreciation expense of $183,000 primarily related to the startup of the pollution abatement facility in Illinois. Depreciation as a percent of sales was 6.4% in the first three months of 1999 compared to 3.6% for the first three months of 1998. The depreciation increase as a percent of sales was due to the 1998 mid-year startup of the pollution abatement facility in Illinois combined with the decrease in sales volume.

                    Operating Income. Operating income was $18,000 in the first three months of 1999 compared to $2,179,000 in the first three months of 1998. The decrease in operating income is primarily due to the decrease in sales volume combined with increased costs of production.

                     Norwegian Joint Venture. The company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was a loss of $74,000 for the first three months of 1999 versus a profit of $56,000 in the first three months of 1998.
         The Company's share in the venture's net sales was $1,676,795 for the three months ended March 31, 1999 versus $1,860,000 in the three months ended March 31, 1998.

                         Interest and Miscellaneous Income. Interest expense increased to $399,000 in the first three months of 1999 versus $213,000 in the first three months of 1998. The increase in interest expense is primarily due to the interest costs incurred relative to the startup of the pollution abatement facility in July of 1998. Miscellaneous income of $588,000 was received in the first three months of 1999 versus miscellaneous expense of $105,000 incurred in the first three months of 1998. The increase in miscellaneous income was due to the settlement of a business interruption claim in Thorold related to an incident in 1998 and class action settlements of two antitrust litigation claims from suppliers of materials to Exolon-ESK.

                           Income Tax. The Company's effective tax rate for the first three months of 1999 was 42% versus an effective tax rate of 38% for the first three months of 1998.
         Liquidity and Capital Resources

                          As of March 31, 1999, working capital (current assets less current liabilities) has decreased by $291,000 to $27,575,000 when compared to $27,866,000 as of December 31, 1998.
         Inventories have decreased by $1,321,000 from $20,219,000 as of December 31, 1998 to $18,898,000 as of March 31, 1999.

                         For the three months ended March 31, 1999, net cash provided by operating activities was $2,220,000. Cash reserves increased by $257,000 as of March 31, 1999 compared to December 31, 1998. Net cash provided by operating activities was used to reduce outstanding debt by $1,554,000 and to fund capital expenditures of $409,000.

                       The Company's current ratio increased to 5.8 to 1.0 at March 31, 1999 from 5.1 to 1.0 as of December 31, 1998. The ratio of total liabilities to shareholders' equity decreased to
         1.1 to 1.0 as of March 31, 1999 as compared to 1.2 to 1.0 as of December 31, 1998. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

              Reference is made to the information included in Note 3(b) to the Notes to Consolidated Condensed Financial Statements under the caption "Legal Matters", which is hereby incorporated herein by reference.

         Impact of the Year 2000

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

              The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing/reassessment, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that there was two manufacturing systems also affected. It was determined that there is little, if any, risk associated with the remaining production and manufacturing systems. Further, the Company has determined that there is no risk with respect to the products it has sold and continues to sell. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

              For its information technology exposures, the Company has decided to completely replace the existing software and associated hardware. To date, the Company has installed the new information systems at its Tonawanda, New York facility, which includes the corporate headquarters. This process is completed to the extent that both critical and daily processing is active and is Y2K compliant.

              Of the two manufacturing systems affected, only one (a control room0 represents a significant concern. Upgrade of the affected technology has been assessed, a specific solution specified, and the project approved. Completion of this project is to occur in the Fall of 1999. The other system is a mix station and is non-critical with respect to compliance. This equipment is not required until December 2000. An assessment and action plan has been developed but will not be implemented until first Quarter, 2000.


              Secondary systems have been evaluated and are either currently in compliance or expected to be in compliance by July 31, 1999.

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

              The Company currently is developing contingency plans to be put in place in the event it, its customers, or vendors, do not complete all phases of the Year 2000 program. Currently the plan has addressed staffing, to ensure technical, support, and managerial staff into January 2000.



         PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

              Reference is made to the information included in Note 3 to the Consolidated Condensed Financial Statements of the Company included under Part I, Item 1 of this Form 10-Q, which is hereby incorporated herein by reference.

         Item 2.  Change in Securities

              None

         Item 3.  Defaults Upon Senior Securities

              None

         Item 4.  Submission of Matters to a Vote of Security Holders

              None

         Item 5.  Other Information

              None

         Item 6.  Exhibits and Reports on Form 8-K

              (a)   Exhibits

              The following exhibits are included herein:

              27   Financial Data Schedule

              (b)   Reports on Form 8-K

                          None



                                     SIGNATURE

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         EXOLON-ESK COMPANY


         s/J. Fred Silver
         J. Fred Silver
         President and Chief Executive Officer




         s/Michael Bieger
         Michael Bieger
         Vice President Finance and
         Chief Financial Officer

         Date:     April 30, 1999