Form 10-Q
period 1999-06-30
EXOLON ESK CO
filed 1999-08-11
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
          (Mark   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           One)               SECURITIES EXCHANGE ACT OF 1934
           [X]

             For the quarterly period ended         June 30,  1999

                                         OR


           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


            Commission file number                  1-7276

                                 EXOLON-ESK COMPANY

               (Exact name of registrant as specified in its charter)


                  Delaware                            16-0427000
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

          As of July 31, 1999 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.

                            PART I - FINANCIAL INFORMATION
                            Item 1.  Financial Statements

                                  Exolon-ESK Company
                         Consolidated Condensed Balance Sheet
                         (in thousands except share amounts)

                                                    (Unaudited)

          ASSETS                                       June 30, December 31,
                                                           1999         1998
          Current assets:
               Cash                                      $4,863      $ 5,289
               Accounts receivable (less
                allowance for doubtful accounts
                of $250 in 1999 and $250 in 1998)         6,077        7,325
               Income Taxes Recoverable                     581        1,124

               Inventories                               18,770       20,219
               Prepaid expenses                             352           96
               Deferred income taxes                        543          541
                                                         ------       ------
               Total Current Assets                      31,186       34,594

          Investment in Norwegian joint venture           5,395        5,594
          Property, plant and equipment, at cost         75,781       75,267
          Accumulated depreciation                     (49,854)     (48,189)
                                                        -------      -------
               Net property, plant and equipment         25,927       27,078
          Bond sinking fund                               2,932        2,422

          Other assets                                    1,592        1,598
                                                         ------       ------
          Total Assets                                  $67,032      $71,286
                                                        =======      =======
          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:

               Note payable                             $     -     $    503
               Current maturities of long-term debt         967          967
               Accounts payable                           3,214        3,113
               Accrued expenses                           2,529        2,145
                                                        -------       ------
                    Total Current Liabilities             6,710        6,728
          Deferred income taxes                           1,976        1,979
          Long-term debt excluding current portions      23,778       27,643
          Other long-term liabilities                     2,401        2,360
                                                        -------       ------
                    Total Liabilities                    34,865       38,710
                                                        -------       ------
          Stockholders' equity:
               Preferred stock - Series A -
                 19,364 shares issued                       276          276
               Preferred stock - Series B -
                 19,364 shares issued                       166          166
               Common stock, $1 par value - Auth.
                 600,000 shares, 512,897 issued             513          513

               Class A common stock, $1 par value -
                 Auth. 600,000, 512,897 issued              513          513
               Additional paid-in capital                 4,345        4,345
               Retained earnings                         27,779       28,188
               Accumulated other comprehensive
                 income                                 (1,057)      (1,057)
               Treasury stock, at cost                    (368)        (368)
                                                        -------      -------
                    Total Stockholders' Equity           32,167       32,576
                                                        -------      -------
          Total Liabilities and Stockholders'
           Equity                                       $67,032      $71,286
                                                        =======      =======
           The accompanying notes are an integral part of these statements.


                                  Exolon-ESK Company
                    Consolidated Condensed Statements of Operations
                                       Unaudited
                        (in thousands except per share amounts)


                                         Three Months Ended Six Months Ended
                                               June 30,          June 30,

                                              1999     1998    1999    1998
                                             -------------------------------
          Net sales                          $12,817$17,718 $27,040  $38,069
          Cost of goods sold                  10,986 14,154  23,027   30,111
                                             ------- ------  ------   ------
               Gross Profit                    1,831  3,564   4,013    7,958
                                             ------- ------  ------   ------

          Operating Expenses

          Depreciation                           915    733   1,830    1,466
          Selling, general &
           administrative expenses             1,315  1,409   2,548    2,857
          Research and development                12    (2)      29       32
                                               -----  -----   -----    -----
               Total Operating Expenses        2,242  2,140   4,407    4,355
                                               -----  -----   -----    -----


          Operating (Loss) Income              (411)  1,424   (394)    3,603
                                               -----  -----   -----    -----
          Other Income (Expense):
               Equity in (Loss) Earnings
                before income taxes of
                Norwegian Jt. venture          (125)    268   (199)      324

               Interest expense                (411)  (205)   (810)    (418)
               Miscellaneous income
               (expense)                         207   (59)     796    (164)
                                               -----  -----   -----    -----
               Total Other Income
               (Expense)                       (329)      4   (213)    (258)
                                               -----  -----   -----    -----
          (Loss) Earnings before income
            taxes                              (740)  1,428   (607)    3,345


          Income tax benefit (expense)           287  (597)     231  (1,317)
                                               -----  -----   -----  -------
          Net (Loss) Earnings                 ($453)   $831  ($376)   $2,028
                                              ======  =====  ======  =======
          Earnings Per Common Share:

               Basic                         ($0.48)  $0.85 ($0.41)    $2.08
               Diluted                       ($0.48)  $0.82 ($0.41)    $2.01

          Earnings Per Class A Common
           Share:

               Basic                         ($0.45)  $0.80 ($0.39)    $1.96
               Diluted                       ($0.45)  $0.78 ($0.39)    $1.90


               The accompanying notes are an integral part of these statements.


                                   Exolon-ESK Company
                     Consolidated Condensed Statements of Cash Flows
                                        Unaudited
                                     (in thousands)

                                                         Six Months Ended
                                                               June 30,
                                                            1999      1998
                                                           -----     -----
              Net cash provided by operating activities   $5,215    $4,367
                                                          ------    ------

              Cash Flow from Investing Activities:
                  Capital expenditures                     (730)   (2,971)
                                                          ------   -------
              Cash Flow from Financing Activities:

                  Repayments on debt                     (4,368)       517
                  Payments to bond sinking fund            (510)         -
                  Dividends paid                            (33)       (33)
                                                         -------    -------
              Net Cash Provided by Financing Activities  (4,911)       484

              Net increase in cash                           426     1,880

              Cash at beginning of period                  5,289     2,503
                                                          ------    ------
              Cash at end of period                       $4,863    $4,383
                                                          ======    ======

                  The accompanying notes are an integral part of these
                                       statements.



                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1 The accompanying unaudited consolidated condensed financial statements of Exolon-ESK Company (the
                     Company ) have been prepared in accordance with
                    generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of June 30, 1999 and December 31, 1998:


                                                    June 30,     December 31,
                                                      1999            1998
                                                 (Unaudited)
                                                 -----------     -----------
                    Raw Materials                     $1,188        $1,669
                    Semi-Finished and
                     Finished Goods                   19,593        20,822
                    Supplies and Other                 1,226           965
                                                     -------        ------
                                                      22,007        23,456

                     Less:  LIFO Reserve             (3,237)       (3,237)
                                                     -------       -------
                                                     $18,770       $20,219
                                                     =======       =======



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

                    (ii) The Exolon-ESK Company of Canada, Ltd.

                    On June 7, 1999, The Exolon-ESK Company of Canada, Ltd.( Exolon-Canada ) and certain employees were charged by the Ministry of Labor for violations of the Occupational Health and Safety Act resulting from a June 18, 1998 furnace accident. The ultimate liability, if any, that could result from these charges is presently not determinable. Although Exolon-Canada believes it has a meritous defense to these allegations, it intends to vigorously defend these charges.

                    In June 1993, Exolon-Canada commenced a civil legal action in Ontario, Canada Court (General Division) against one of its former officers and certain former employees ( the "Defendants") on various charges related to allegations that they defrauded the Company Exolon-Canada of money, property and services over many years (the Perrotto Case ). Summary Judgment was granted on the issue of liability against Paul Perrotto and Michael Perrotto on July 16, 1997. On May 12, 1999 damages were awarded against Michael Perrotto in excess of $750,000 and against Michael Perrotto and Paul Perrotto, jointly and severally, in excess of $190,000. Costs of $124,545 were also awarded against both parties. The action remains ongoing against various other Defendants.

          NOTE 4    Comprehensive Income

                    During the three months and six months ended June 30, 1999 and 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.

          NOTE 5    Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share (in thousands except share information):

                                          Three Months       Six Months
                                             Ended             Ended
                                            June 30,          June 30,
                                          1999     1998    1999     1998
                                          ------------------------------
          Numerator: Net income (loss)
           attributable to common
           stockholders after
           preferred stock dividends     ($464)    $ 820   ($398)  $ 2,006
                                         ======    =====   ======  =======
          Numerator for basic earnings per
           share:

              Common stockholders
              (50%)                       (232)      410    (199)    1,003
              Class A common
               Stockholders (50%)         (232)      410    (199)    1,003
                                          -----      ---    -----    -----
                                          (464)      820    (398)    2,006

          Effect of Dilutive
           Securities- Preferred
           Stock Dividends                   -        11       -        22
                                          ----       ---    -----    -----
          Net income (loss)
           attributable to common
           stockholders after assumed
           conversion of preferred
           stock                         ($464)     $831   ($398)   $2,028
                                         ======     ====   ======   ======
          Numerator for diluted
           earnings per share:
              Common stockholders
               (50%)                      (232)      416    (199)    1,014

              Class A common
               stockholders (50%)         (232)      415    (199)    1,014
                                         ------    -----   ------   ------
                                         ($464)    $ 831   ($398)   $2,028
                                         ======    =====   ======   ======

          NOTE 5 Earnings Per Share -
           Con't

          Denominator: Common stock

              Denominator for basic
               earnings per share -
               weighted average shares  481,995  481,995  481,995  481,995
              Effect of dilutive
               securities -
               convertible preferred
               stock                        -     21,785      -     21,785
                                        -------  -------  ------  --------
              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions      481,995  503,780  481,995  503,780
                                        =======  =======  =======  =======
            Class A common stock:
              Denominator for basic
               earnings per share -
               weighted average shares  512,897  512,897  512,897  512,897

              Effect of dilutive
               securities -
               convertible preferred
               stock                        -     21,785      -     21,785
                                        -------  -------  -------  -------
              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions      512,897  534,682  512,897  534,682
                                        =======  =======  =======  =======

         Basic Earnings Per Share:
              Common Stock               ($0.48)    $0.85  ($0.41)   $2.08
              Class A Common Stock       ($0.45)    $0.80  ($0.39)   $1.96


         Dilutive Earnings Per Share:
              Common Stock               ($0.48)    $0.82  ($0.41)   $2.01
              Class A Common Stock       ($0.45)    $0.78  ($0.39)   $1.90

         The effect of the convertible preferred stock was not considered for 1999 because the effect would have been anti-dilutive.


         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Comparison of the Six Months Ended June 30, 1999 with the Six Months Ended June 30, 1998.

              NET SALES. Total net sales decreased by 29% to $27,040,000 during the six months ended June 30, 1999 from $38,069,000 in the first six months of 1998 primarily due to decreased demand and increased foreign competition.

              GROSS PROFIT. Gross profit before depreciation expense was $4,013,000 in the first six months of 1999 compared to $7,958,000 in the first six months of 1998. As a percent of net sales, gross margins were 15% in the first six months of 1999 compared to 21% in the same period of 1998. The decrease in gross profit as a percent of net sales from the first six months of 1999 can be attributed to an increase in manufacturing costs compared to the same period in 1998 and the decrease in overall sales volume.

              OPERATING EXPENSES. Total operating expenses increased to $4,407,000 in the six months ended June 30, 1999 from $4,355,000 in the same period of 1998. Operating expenses as a percent of sales increased to 16% in the first six months of 1999 versus 11% for the same period in 1998. The primary reason for the increase as a percent of sales is the decreased sales volume in the first six months of 1999 as compared to the same period in 1998. Selling, general and administrative expense decreased to $2,548,000 in the first six months of 1999 compared to $2,857,000 for the same period in 1998. The primary reasons for the decrease include lower selling expenses related to travel costs and lower outside commission expense.

              OPERATING INCOME. Operating income decreased by 111% to a loss of ($394,000) in the six months ended June 30, 1999 from $3,603,000 in the six months ended June 30, 1998 primarily due to the decrease in net sales and increases in cost of sales.

              NORWEGIAN JOINT VENTURE. The Company's 50% share of the pre-tax earnings (loss) of its Norwegian joint venture, Orkla Exolon A/S, was a loss of ($199,000) for the six months ended June 30, 1999 versus a profit of $324,000 in the six months ended June 30, 1998.

              INTEREST AND MISCELLANEOUS EXPENSE. Interest expense increased in the first six months of 1999 to $810,000 from $418,000 in the first six months of 1998. The primary reason for this increase is the interest costs related to the Company's construction of a desulpherization plant mandated by the State of Illinois Environmental Protection Agency. Through June 30, 1998, these interest costs were capitalized. As of July 1, 1998, these costs are being expensed as the facility has been placed into service.

              Miscellaneous income (expense) was $796,000 in the first six months of 1999 compared to ($164,000) in the six months ended June 30, 1998. The Company received $494,000 from suppliers as settlement in two antitrust litigation claims and $298,000 for a business interruption insurance claim resulting from a furnace accident at The Exolon-ESK Company of Canada, Ltd. in the first six months of 1999.

              INCOME TAX. The Company's effective tax rate was 38% for the six months ended June 30, 1999 as compared to 39% for the six months ended June 30, 1998.


         Comparison of the three months ended June 30, 1999 with the three months ended June 30, 1998.

              NET SALES. Net sales decreased $4,901,000 to $12,817,000 in the three months ended June 30, 1999, a decrease of 28% compared to net sales of $17,718,000 in the three months ended June 30, 1998. The decline in sales was due to a decrease in volume and increased pressure on prices resulting from a decrease in demand combined with an increase in foreign competition.

              GROSS PROFIT. Gross profit before depreciation expense was $1,831,000 in the three months ended June 30, 1999 compared to $3,564,000 in the three months ended June 30, 1998. As a percent of sales, gross margins were 14% in the three months ended June 30, 1999 compared to 20% in the three months ended June 30, 1998. The decrease in gross profit as a percent of net sales was attributed to increases in cost of goods sold caused by lower volumes and a decrease in the prices received for products due to competitive pressures.

              OPERATING EXPENSES. Operating expenses including depreciation, were $2,242,000 during the three months ended June 30, 1999 versus $2,140,000 during the three months ended June 30, 1998. The increase in operating expenses of $102,000 is a result of increased depreciation expense of $182,000 primarily related to the startup of the pollution abatement facility in Illinois, offset, in part, spending reductions of $94,000 in selling and general and administrative expenses. Depreciation as a percent of sales was 7% in the three months ended June 30, 1999 compared to 4% for the three months ended June 30, 1998.

              OPERATING INCOME. Operating income (loss) was a loss of ($411,000) in the three months ended June 30, 1999 compared to $1,424,000 in the three months ended June 30, 1998. The decrease in operating income is primarily due to the decrease in sales volume combined with increased costs of production.

              NORWEGIAN JOINT VENTURE. The company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was a loss of ($125,000) for the three months ended June 30, 1999 versus a profit of $268,000 in the three months ended June 30, 1998.

              INTEREST AND MISCELLANEOUS INCOME. Interest expense increased to $411,000 in the three months ended June 30, 1999 versus $205,000 in the three months ended June 30, 1998. The increase in interest expense is primarily due to the interest costs incurred relative to the startup of the pollution abatement facility in July of 1998. Miscellaneous income of $207,000 was received in the three months ended June 30, 1999 versus miscellaneous expense of $59,000 incurred in the three months ended June 30, 1998. The increase in miscellaneous income was due to settlements of two antitrust litigation claims from suppliers of materials to Exolon-ESK.

              INCOME TAX. The Company's effective tax rate for the three months ended June 30, 1999 was 39% versus an effective tax rate of 42% for the three months ended June 30, 1998.

         Liquidity and Capital Resources

                   As of June 30, 1999, working capital (current assets less current liabilities) has decreased by $3,390,000 to $24,476,000 when compared to $27,866,000 as of December 31, 1998.
         Inventories have decreased by $1,449,000 from $20,219,000 as of December 31, 1998 to $18,770,000 as of June 30, 1999.

                   For the six months ended June 30, 1999, net cash provided by operating activities was $5,215,000. Cash reserves decreased by $426,000 as of June 30, 1999 compared to December 31, 1998. Net cash provided by operating activities was used to reduce net outstanding debt by $4,878,000 and to fund capital expenditures of $730,000.

                   The Company's current ratio decreased to 4.6 to 1.0 at June 30, 1999 from 5.1 to 1.0 as of December 31, 1998. The ratio of total liabilities to shareholders' equity decreased to 1.08 to
         1.0 as of June 30, 1999 as compared to 1.19 to 1.0 as of December 31, 1998. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

              Reference is made to the information included in Notes to the Consolidated Condensed Financial Statements of the Company, which is hereby incorporated herein by reference.

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

              The Company's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing/reassessment, and implementation. To date, the Company has fully completed its assessment of all systems that could be significantly affected by the Year 2000. The completed assessment indicated that most of the Company's significant information technology systems could be affected. That assessment also indicated that there were two manufacturing systems also affected. It was determined that there is little, if any, risk associated with the remaining production and manufacturing systems. Further, the Company has determined that there is no risk with respect to the products it has sold and continues to sell. In addition, the Company has gathered information about the Year 2000 compliance status of its significant suppliers and continues to monitor their compliance.

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

              Secondary systems have been evaluated and are either currently in compliance or expected to be in compliance by August 31, 1999.

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

              None

         Item 3.  Defaults Upon Senior Securities

              None

         Item 4.  Submission of Matters to a Vote of Security Holders

              None

         Item 5.  Other Information

              The Board of Directors of Exolon-ESK Company accepted the resignation of Michael H. Bieger, as Vice President Finance and Chief Financial Officer, as of June 25, 1999. Michael G. Pagano, CPA, former Tonawanda Plant Controller, has been promoted to Acting Vice President Finance and Chief Financial Officer.

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


         EXOLON-ESK COMPANY





         /s/ J. Fred Silver
         J. Fred Silver
         President and Chief Executive Officer




         /s/Michael G. Pagano
         Michael G. Pagano
         Acting Vice President Finance and
         Chief Financial Officer




         Date:     August 3, 1999