Form 10-Q
period 1999-09-30
EXOLON ESK CO
filed 1999-11-12
CIK 34046

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q
             (Mark     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
              One)             THE SECURITIES EXCHANGE ACT OF 1934
              [X]

              For the quarterly period ended       September 30,  1999

                                          OR


              [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                               THE SECURITIES EXCHANGE ACT OF 1934


              Commission file number                 1-7276

                                  EXOLON-ESK COMPANY
                (Exact name of registrant as specified in its charter)


                    Delaware                            16-0427000
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

            As of October 29, 1999 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                           PART I - FINANCIAL INFORMATION
                            Item 1.  Financial Statements
                                 Exolon-ESK Company
                        Consolidated Condensed Balance Sheet
                         (in thousands except share amounts)

                                                     (Unaudited)
         ASSETS                                     September 30, December 31,
                                                            1999        1998
         Current assets:

              Cash                                        $5,791     $ 5,289
              Accounts receivable (less allowance
               for doubtful accounts of $250 in
               1999 and $250  in 1998)                     6,166       7,325
              Income Taxes Recoverable                       441       1,124
              Inventories                                 17,027      20,219

              Prepaid expenses                               244          96
              Deferred income taxes                          543         541
                                                          ------      ------
              Total Current Assets                        30,212      34,594
         Investment in Norwegian joint venture             5,583       5,594
         Property, plant and equipment, at cost           76,275      75,267
         Accumulated depreciation                       (50,753)    (48,189)
                                                        --------    --------
              Net property, plant and equipment           25,522      27,078
         Bond sinking fund                                 3,181       2,422
         Other assets                                      1,571       1,598
                                                         -------     -------
         Total Assets                                    $66,069     $71,286
                                                         =======     =======
         LIABILITIES AND STOCKHOLDERS' EQUITY
         Current liabilities:
              Note payable                              $     44    $    503

              Current maturities of long-term debt           967         967
              Accounts payable                             3,011       3,113
              Accrued expenses                             2,338       2,145
                                                           -----       -----
                   Total Current Liabilities               6,360       6,728
         Deferred income taxes                             1,975       1,979
         Long-term debt excluding current portions        23,014      27,643
         Other long-term liabilities                       2,389       2,360
                                                          ------      ------
                   Total Liabilities                      33,738      38,710
                                                          ------      ------
         Stockholders' equity:

              Preferred stock - Series A -
               19,364 shares issued                          276         276
              Preferred stock - Series B -
               19,364 shares issued                          166         166
              Common stock, $1 par value - Auth.
               600,000 shares, 512,897 issued                513         513
              Class A common stock, $1 par value -
               Auth. 600,000, 512,897 issued                 513         513
              Additional paid-in capital                   4,345       4,345

              Retained earnings                           27,943      28,188
              Accumulated other comprehensive
               income                                    (1,057)     (1,057)
              Treasury stock, at cost                      (368)       (368)
                                                         -------     -------
                   Total Stockholders' Equity             32,331      32,576
                                                         -------     -------
         Total Liabilities and Stockholders'
          Equity                                         $66,069     $71,286
                                                         =======     =======
          The accompanying notes are an integral part of these statements.

                                   Exolon-ESK Company
                    Consolidated Condensed Statements of Operations
                                       Unaudited
                        (in thousands except per share amounts)


                                                Three Months    Nine Months
                                                   Ended         Ended
                                               September 30,   September 30,
                                                  1999    1998    1999    1998
                                               ------- ------- ------- -------
          Net sales                            $12,603 $14,598 $39,643 $52,667
          Cost of goods sold                    10,073  12,657  33,100  42,768
                                               ------- ------- ------- -------
               Gross Profit                      2,530   1,941   6,543   9,899
                                               ------- ------- ------- -------

          Operating Expenses
          Depreciation                             915     903   2,745   2,369
          Selling, general & administrative
           expenses                              1,082   1,449   3,629   4,306

          Research and development                   7       -      36      32
                                                 -----   -----   -----   -----
               Total Operating Expenses          2,004   2,352   6,410   6,707
                                                 -----   -----   -----   -----
          Operating Income (Loss)                  526   (411)     133   3,192
                                                 -----   -----   -----   -----

          Other Income (Expense):
               Equity in Earnings (Loss)
                before income taxes of
                Norwegian Jt. venture              187     201    (12)     525
               Interest expense                  (358)   (406) (1,168)   (824)
               Abandoned acquisition costs        -      (364)    -      (364)

               Miscellaneous income (expense)     (81)   (161)     714   (325)
                                                 -----   -----   -----   -----
               Total Other Income (Expense)      (252)   (730)   (466)   (988)
                                                 -----   -----   -----   -----
          (Loss) Earnings before income taxes    (274) (1,141)   (333)   2,204


          Income tax benefit (expense)             111     367     120   (950)
                                                 ----- -------  ------  ------
          Net (Loss) Earnings                     $163  ($774)  ($213)  $1,254
                                                 =====  ======  ======  ======

          Earnings Per Common Share:
               Basic                             $0.16 ($0.81) ($0.26)   $1.27
               Diluted                           $0.16 ($0.81) ($0.26)   $1.24

          Earnings Per Class A Common Share:

               Basic                             $0.15 ($0.77) ($0.24)   $1.19
               Diluted                           $0.15 ($0.77) ($0.24)   $1.17


          The accompanying notes are an integral part of these statements.




                                  Exolon-ESK Company
                   Consolidated Condensed Statements of Cash Flows
                                      Unaudited
                                    (in thousands)
                                                          Nine Months
                                                            Ended
                                                         September 30,
                                                          1999     1998
                                                          ----     ----
              Net cash provided by operating
               activities                               $7,608   $3,618
                                                        ------   ------
              Cash Flow from Investing Activities:
                  Capital expenditures                 (1,227)  (4,342)
                                                       -------  -------
              Cash Flow from Financing Activities:
                  (Repayments on) proceeds from debt   (5,088)    4,350
                  Payments to bond sinking fund          (758)        -
                  Dividends paid                          (33)     (33)
                                                       ------     -----
              Net Cash (Used for) Provided by
               Financing Activities                    (5,879)    4,317
                                                       -------    -----

              Net increase in cash                         502    3,593

              Cash at beginning of period                5,289    2,503
                                                       -------   ------
              Cash at end of period                     $5,791   $6,096
                                                       =======   ======

         The accompanying notes are an integral part of these statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

          NOTE 1 The accompanying unaudited consolidated condensed financial statements of Exolon-ESK Company (the
                     Company ) have been prepared in accordance with
                    generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1998 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of September 30, 1999 and December 31, 1998 :

                                             September 30,  December 31,
                                                      1999      1998
                                               (Unaudited)
                                             ---------------------------
                    Raw Materials                   $1,048        $1,669

                    Semi-Finished and               18,051        20,822
                     Finished Goods

                    Supplies and Other               1,165           965
                                                    ------        ------
                                                    20,264        23,456
                     Less:  LIFO Reserve           (3,237)       (3,237)
                                                   -------       -------
                                                   $17,027       $20,219
                                                   =======       =======
          NOTE 3    Contingencies

          a.   Environmental issues

                    Norwegian Joint Venture

                    The Government of Norway held discussions with certain Norwegian industries including the abrasive industry concerning the implementation of reduced gaseous emission standards. The Company's joint venture is participating in these discussions to help achieve the Norwegian Government's objectives as well as assuring long term economic viability for the joint venture.
                    The Norwegian State Pollution Control Authority has issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. Specific target emission limits have been set, and a compliance timetable ranging from the present until January 1, 2001 has been established. The costs associated with achieving compliance with these limits are uncertain as a result of various alternatives presently being considered by the Norwegian joint venture. Management believes the joint venture can meet the sulfur requirements with changes in production techniques and raw material substitutions including low sulfur coke. Based upon currently known information the Company estimates the future capital projects costs associated with achieving compliance with these limits would approximate $2 million.

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

                    A Special Notice of Liability was received from US EPA by Exolon for the Remedial Deign/Remedial Action Phase of the Lenz Oil Services, Inc. Superfund Site. Exolon is one of over seventy potentially responsible parties. The Notice alleges joint and several liability based upon the premise that the soil and ground water were contaminated with oil and solvent waste containing hazardous constituents. The ultimate liability that could result from this Site and Notice cannot be presently determined. A good faith period of negotiations is scheduled through February 21, 2000, at which time the Company will be able to better determine their apportioned share of the clean up costs.

                    (ii) The Exolon-ESK Company of Canada, Ltd.

                    On June 7, 1999, The Exolon-ESK Company of Canada, Ltd.( Exolon-Canada ) and certain employees were charged by the Ministry of Labor for violations of the Occupational Health and Safety Act resulting from a June 18, 1998 furnace accident. A settlement is currently being negotiated which would include a $100,000 (Canadian) fine against Exolon-Canada and all charges against the individual employees being dismissed.

          NOTE 4    Comprehensive Income

                    During the three months and nine months ended September 30, 1999 and 1998, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.


          NOTE 5    Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share (in thousands except share information):


                                           Three Months      Nine Months
                                              Ended            Ended
                                            Sept. 30,         Sept. 30,
                                           1999    1998     1999     1998
                                           ------------------------------
          Numerator: Net income (loss)
           attributable to common
           stockholders after preferred
           stock dividends                  $152   ($796)   ($213) $ 1,221
                                            ==============================
          Numerator for basic earnings
          per share:
              Common stockholders (50%)       76    (398)    (106)     610

              Class A common
               stockholders (50%)             76    (398)    (107)     611
                                             -----------------------------
                                             152    (796)    (213)   1,221

          Effect of Dilutive
           Securities-Preferred
           Stock Dividends                     -       -        -       33
                                             -----------------------------

          Net income (loss)attributable
           to common stockholders
           after assumed conversion of
           preferred stock                  $152   ($796)   ($213)  $1,254
                                            ==============================

          Numerator for diluted
          earnings per share:

              Common stockholders (50%)       76    (398)    (106)     627

              Class A common
               stockholders (50%)             76    (398)    (107)     627
                                            ------------------------------
                                            $152   ($796)   ($213)  $1,254
                                            ==============================

              Denominator for basic
               earnings per share -
               weighted average shares   481,995  481,995  481,995 481,995

              Effect of dilutive
               securities - convertible
               preferred stock               -     -       -        21,785
                                        ----------------------------------
              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions       481,995  481,995  481,995 503,780
                                        ==================================
            Class A common stock:
              Denominator for basic
               earnings per share -
               weighted average shares   512,897  512,897  512,897 512,897

              Effect of dilutive
               securities - convertible
               preferred stock              -      -       -        21,785
                                         ---------------------------------
              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions       512,897  512,897  512,897 534,682
                                         =================================

         The effect of the convertible preferred stock was not considered for 1999 and the three month period ended September 30, 1998 because the effect would have been anti-dilutive.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Comparison of the Nine Months Ended September 30, 1999 with the Nine Months Ended September 30, 1998.

              Net Sales. Total net sales decreased by 25% to $39,643,000 during the nine months ended September 30, 1999 from $52,667,000 in the first nine months of 1998 primarily due to decreased demand and increased foreign competition.

              Gross Profit. Gross profit before depreciation expense was $6,543,000 in the first nine months of 1999 compared to $9,899,000 in the first nine months of 1998. As a percent of net sales, gross margins were 16.5% in the first nine months of 1999 compared to 18.8% in the same period of 1998. The decrease in gross profit as a percent of net sales from the first nine months of 1999 can be attributed to the decrease in overall sales volume.

              Operating Expenses. Total operating expenses decreased to $6,410,000 in the nine months ended September 30, 1999 from $6,707,000 in the same period of 1998. Operating expenses as a percent of sales increased to 16.2% in the first nine months of 1999 versus 12.7% for the same period in 1998. The primary reason for the increase as a percent of sales is the decreased sales volume in the first nine months of 1999 as compared to the same period in 1998. Selling, general and administrative expense decreased to $3,629,000 in the first nine months of 1999 compared to $4,306,000 for the same period in 1998. The primary reasons for the decrease include lower selling expenses related to travel costs and lower outside commission expense.

              Operating Income. Operating income decreased by 96% to $133,000 in the nine months ended September 30, 1999 from $3,192,000 in the nine months ended September 30, 1998 primarily due to the decrease in net sales.

              Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings (loss) of its Norwegian joint venture, Orkla Exolon A/S, was a loss of ($12,000) for the nine months ended September 30, 1999 versus a profit of $525,000 in the nine months ended September 30, 1998.

              Interest and Miscellaneous Expense. Interest expense increased in the first nine months of 1999 to $1,168,000 from $824,000 in the first nine months of 1998. The primary reason for this increase is the interest costs related to the Company's construction of a desulpherization plant mandated by the State of Illinois Environmental Protection Agency. Through June 30, 1998, these interest costs were capitalized. As of July 1, 1998, these costs are being expensed as the facility has been placed into service.

              Miscellaneous income (expense) was $714,000 in the first nine months of 1999 compared to ($325,000) in the nine months ended September 30, 1998. The increase in miscellaneous income in 1999 over 1998 is due to the Company receiving $494,000 from suppliers as settlement in two antitrust litigation claims and $298,000 for a business interruption insurance claim resulting from a furnace accident at The Exolon-ESK Company of Canada, Ltd. in the first nine months of 1999.

              Abandoned Acquisition Costs. On March 24, 1998, Exolon-ESK Company filed a Form 8-K with the SEC with respect to a Letter of Intent with Elektroschmelzwerk Kempten GmbH ("ESK") to purchase all of the European silicon carbide assets of ESK. During the period of March 24, 1998 through September 30, 1998, the Company conducted its due diligence of the Acquisition through several outside vendors and internal personnel at a cost of $364,381. Effective September 30, 1998, the acquisition has was abandoned and the Company wrote off all costs related to the acquisition that it had accumulated. No costs related to this abandoned acquisition were incurred in 1999.

              Income Tax. The Company's effective tax rate was 36% for the nine months ended September 30, 1999 as compared to 43% for the nine months ended September 30, 1998.

         Comparison of the three months ended September 30, 1999 with the three months ended September 30, 1998.

                   Net Sales. Net sales decreased $1,995,000 to $12,603,000 in the three months ended September 30, 1999, a decrease of 14% compared to net sales of $14,598,000 in the three months ended September 30, 1998. The decline in sales was due to a decrease in volume resulting from foreign competition. The Company continues to experience pressure on prices resulting from a decrease in demand and foreign imports.

                   Gross Profit. Gross profit before depreciation expense was $2,530,000 in the three months ended September 30, 1999 compared to $1,941,000 in the three months ended September 30, 1998. As a percent of sales, gross margins were 20.1% in the three months ended September 30, 1999 compared to 13.3% in the three months ended September 30, 1998. The increase in gross profit as a percent of net sales was attributed to cost reductions at all plant locations. The Company was able to furnace raw materials using off peak low cost power and has made efforts to reduce operating costs through head count reductions at all plant locations.

                   Operating Expenses. Operating expenses including depreciation, were $2,004,000 during the three months ended September 30, 1999 versus $2,352,000 during the three months ended September 30, 1998. The decrease in operating expenses of $348,000 is a result of spending reductions of $367,000 in selling and general and administrative expenses, offset by a small increase in depreciation expense of $12,000 for the three month period ended September 30, 1999. Depreciation as a percent of sales was 7.3% in the three months ended September 30, 1999 compared to 6.2% for the three months ended September 30, 1998.

                   Operating Income. Operating income (loss) was an income of $525,000 in the three months ended September 30, 1999 compared to a loss of ($411,000) in the three months ended September 30, 1998. The increase in operating income from 1999 to 1998 is primarily due to the cost reduction efforts noted above.

                   Norwegian Joint Venture. The company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was a profit of $187,000 for the three months ended September 30, 1999 versus a profit of $201,000 in the three months ended September 30, 1998.

                   Interest and Miscellaneous Income. Interest expense decreased to $358,000 in the three months ended September 30, 1999 versus $406,000 in the three months ended September 30, 1998. The decrease in interest expense is primarily due to lower interest costs charged on the Company's line of credit which had a balance of $2,981,000 as of September 30, 1999 as compared to a balance of $7,610,000 as of December 31, 1998. Miscellaneous expense of $81,000 was incurred in the three months ended September 30, 1999 versus miscellaneous expense of $161,000 incurred in the three months ended September 30, 1998.

                   Abandoned Acquisition Costs. On March 24, Exolon-Esk Company filed a Form 8-K with the SEC with respect to a Letter of Intent with Elektroschmelzwerk Kempten GmbH ( ESK ) to purchase all of the European silicon carbide assets of ESK. During the period March 24, 1998 through September 30, 1998, the Company conducted its due diligence of the Acquistion through several outside vendors and internal personnel at a cost of $364,381. Effective September 30, 1998, the acquisition was abandoned and the Company wrote off all costs related to the acquisition it had accumulated. No costs related to this abandoned acquisition were incurred in 1999.

                   Income Tax. The Company's effective tax rate for the three months ended September 30, 1999 was 41% versus an effective tax rate of 32% for the three months ended September 30, 1998.

         Liquidity and Capital Resources

                        As of September 30, 1999, working capital (current assets less current liabilities) has decreased by $4,014,000 to $23,852,000 when compared to $27,866,000 as of December 31, 1998.
         Inventories have decreased by $3,192,000 from $20,219,000 as of December 31, 1998 to $17,027,000 as of September 30, 1999.

                        For the nine months ended September 30, 1999, net cash provided by operating activities was $7,608,000. Cash reserves increased by $502,000 as of September 30, 1999 compared to December 31, 1998. Net cash provided by operating activities was used to reduce net outstanding debt by $5,846,000 and to fund capital expenditures of $1,227,000.

                        The Company's current ratio decreased to 4.8 to
         1.0 at September 30, 1999 from 5.1 to 1.0 as of December 31, 1998. The ratio of total liabilities to shareholders' equity decreased to 1.04 to 1.0 as of September 30, 1999 as compared to
         1.19 to 1.0 as of December 31, 1998. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

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

              Of the two manufacturing systems affected, only one (a control room) represents a significant concern. Upgrade of the affected technology has been assessed, a specific solution specified, and the project approved. Completion of this project is to occur by the end of 1999. The other system is a mix station and is non-critical with respect to compliance. This equipment is not required until March 2000. An assessment and action plan has been developed but will not be implemented until first Quarter, 2000.

              Secondary systems have been evaluated and are either currently in compliance or expected to be in compliance by December 31, 1999.

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

              The Company has, and will continue to utilize both internal and external resources to replace, test, and implement the software and certain hardware for Year 2000 modifications. The total cost of the Year 2000 project is estimated at $1,935,000, which includes $723,000 for the purchase of new software and hardware that will be capitalized, $985,000 for the control room, and $227,000 that will be expensed and incurred. To date, the Company has incurred approximately $1,394,000 related to all phases of the Year 2000 project.

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

              None

         Item 3.  Defaults Upon Senior Securities

              None

         Item 4.  Submission of Matters to a Vote of Security Holders

              None

         Item 5.  Other Information

              Wacker Chemicals (USA), Inc., which is the owner of all of the Company's outstanding Class A Common Stock and Series B Preferred Stock, has changed its name to Wacker Engineered Ceramics, Inc.

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




         EXOLON-ESK COMPANY


         /s/
         J. Fred Silver
         President and Chief Executive Officer




         /s/
         Michael G. Pagano
         Acting Vice President Finance and
         Chief Financial Officer




         Date:     November 10, 1999