Form 10-K
period 1999-12-31
EXOLON ESK CO
filed 2000-03-28
CIK 34046

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

         (Mark One)                 FORM 10-K
         [X]
         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999
                                        OR
         []
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

                                                        Name of each
         Title of each class                    exchange on which registered
         Common stock $1 par value                Boston Stock Exchange

       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __.

       At March 15, 2000 the aggregate market value of the publicly traded voting stock held by non-affiliates of the Registrant was $1,870,000 based upon the closing price of the Registrant's Common Stock on that date as reported by the Boston Stock Exchange.
       Solely for the purposes of this calculation all persons who are or may be Officers or Directors of the Registrant and all persons or groups that have filed Schedules 13D with respect to the Registrant's stock have been deemed to be affiliates.

       As of March 15, 2000, the Registrant had outstanding 481,995 shares of $1 par value Common Stock.

       Documents Incorporated by Reference
       None.

                                      PART I

       Item 1.  Business

                                EXOLON-ESK COMPANY

       (a)  General Development of the Business

            The Exolon Company was founded in 1914 as a Massachusetts corporation and reincorporated as a Delaware corporation in 1976. On April 27, 1984, ESK Corporation merged into the Exolon Company and the resulting company was renamed Exolon-ESK Company. (As used herein, the Company refers to Exolon-ESK Company and its wholly owned Canadian Subsidiary.) The Company issued 499,219 shares of its Class A Common Stock and 31,523 shares of its Series B Convertible Preferred Stock to Wacker Chemical Corporation as a result of the merger. Wacker Chemical Corporation subsequently transferred all of its Company stock to Wacker Chemicals (USA), Inc., and during 1999, Wacker Chemicals (USA), Inc. changed its name to Wacker Engineered Ceramics, Inc. ( Wacker Ceramics ).

            The Company is engaged in the business of manufacturing and selling product, which are used principally for abrasive, refractory and metallurgical applications. The primary products of the Company are fused aluminum oxide and silicon carbide. Other product lines include fused specialty products sold to the refractory industry.

            Effective at the time of the merger, the Company entered into a Restated Patent License Agreement with Elektroschmelzwerk Kempten GmbH ("Kempten"). Both Kempten and Wacker Ceramics are wholly owned subsidiaries of Wacker Chemie GmbH. At the time of the merger, the Company also entered into an exclusive distributorship and sales representation agreement with Kempten for the United States and Canada relating to silicon carbide products, which was set to expire on December 31, 1997. In July 1997, Kempten and the Company entered into a new two-year distributorship and sales representation agreement for silicon carbide products for the years 1998 and 1999. In addition, the Company represented Kempten as a distributor of boron carbide grains to selected markets.


       (b)  Financial Information about Industry Segments

            The Company has only one business segment, the manufacture of abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment.

       (c)  Narrative Description of Business

            The Company's crude silicon carbide is produced at the Company's plant in Hennepin, Illinois. The Company produces crude aluminum oxide and certain other products at its plant in Thorold, Canada owned by The Exolon-ESK Company of Canada, Ltd. ("Exolon Ltd."), its wholly owned subsidiary. Some of the crude products are sold directly to customers, but most of the crude products are shipped to the Company's plant in Tonawanda, New York, where the Company crushes, grades and formulates the crude products into granular products for sale to customers.

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

            Employees. As of December 31, 1999, the Company had 200 employees.

            Major Customers. Sales to no one customer accounted for 10% or more of consolidated net sales of the Company for the years ended December 31, 1999, 1998 and 1997. In management's opinion, the loss of any one customer would not have a material adverse effect on the Company.

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

            Backlog. As of December 31, 1999, the Company had a consolidated backlog of $3,856,000 as compared to $4,560,000 a year earlier. The decrease in the Company's backlog in 1999 is primarily due to the decrease in demand experienced in the fourth quarter. All backlog is expected to be shipped in 2000.

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

            Reference is made to Note 13 of the Notes to Consolidated Financial Statements beginning on page 28, which is incorporated herein by reference.

            Management believes all necessary pollution control equipment at the Company's plants in Tonawanda, New York and Thorold, Ontario are in place, and all current pollution control requirements are being met at both plants.

       (d) Financial Information about Foreign and Domestic Operations and Export Sales

            The Company's wholly owned subsidiary, Norsk Exolon AS, is a limited partner in a Norwegian partnership, Orkla Exolon KS. See information contained in Note 1 (c) of the Notes to Financial Statements on page 18. The Company's interest in the Norwegian partnership is subject to the usual risks of foreign investment, including currency fluctuations.

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

            The Company has an electric furnace plant situated in Thorold, Ontario, Canada. The Company owns all plant and office buildings, as well as, the 43 acres of land on which the facilities are located. In total, the buildings consist of 251,000 square feet of space. The plant was originally built in 1914. Substantial additions have been made in subsequent years, including the construction of a new furnace in 1996.

            The Company's Hennepin, Illinois plant includes four outdoor furnace groups and buildings of 47,800 square feet, located on a 78 acre site which is owned by the Company. Construction began in late 1977 and was completed in the spring of 1979 for three furnace groups. The expansion to a fourth furnace group was completed in 1989. The Company purchased an additional 20 acre parcel adjacent its property in 1995 and has completed construction of a desulfurization facility as outlined in Note 13(a)(i) on page 28.

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

       Item 3.  Legal Proceedings

            Reference is made to the information included in Note 13 to the Consolidated Financial Statements beginning on page 28, which is incorporated herein by reference.


       Item 4.  Submission of Matters to a Vote of Security Holders

            None.


       PART II

       Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

            The Company's Common Stock is traded on the Boston Stock Exchange. The quarterly Common Stock price ranges are as follows:

                  Price Range of Common Stock Boston Stock Exchange
                                        Quarter
                           1              2           3            4
                      -----------   -----------  -----------  -----------
        High-Low 1999 $30 1/8-$21   $21 1/4-$18  $19-$16 1/2  $18-$16 1/4

        High-Low 1998 $33 1/2-$38   $38-$35 1/2  $36 1/2-$28  $33-$29 1/2


            Information concerning limitations on the payment of dividends on the Company's Common Stock is hereby incorporated by reference to Notes 7 and 9 to Notes to Consolidated Financial Statements beginning on pages 22 and 24, respectively.

            The number of stockholder accounts of record of the Company's Common Stock, $1 par value, was 154 as of March 15, 2000. The Company did not pay any dividends on its Common Stock in 1999 or 1998.

            The shares of the Company's Class A Common Stock, all of which are owned by Wacker Engineered Ceramics, Inc., are not publicly traded.

       Item 6.   Selected Financial Data


       Selected Financial                   Years Ended December 31,
       Information
                                    1999     1998     1997     1996    1995
                                  (thousands of dollars except share amounts)
                                  -------------------------------------------
       Statement of Operations:
       Net Sales                  $ 51,219 $ 65,578 $ 78,096 $ 77,459 $ 68,592
       Gross profit before
        depreciation                 9,138   10,961   17,286   17,839   15,380
       Operating Income              1,327    2,124    9,355    9,358    7,527

       Income before Cumulative
        Effective of Accounting
        Change                         649       22    5,254    6,080    3,964

       Cumulative Effect of  Accounting
        Change -
         Net of Income Tax Benefit       -        -        -        -    (502)
                                   ------- -------- -------- -------- --------
       Net Income                  $   649 $     22 $  5,254 $  6,080 $  3,462
                                   ======= ======== ======== ======== ========
       Basic Earnings (Loss) per share of
        Common Stock:
           Income before
            Cumulative Effect
            of Accounting Change  $   0.63 $ (0.02) $   5.41 $   6.27 $   4.06

           Cumulative Effect of Accounting
            Change -
              Net of Tax Benefit         -        -        -        -   (0.52)
                                  -------- -------- -------- -------- --------
      Net Income (Loss)
        per share                 $   0.63 $ (0.02) $   5.41 $   6.27 $   3.54
                                  ======== ======== ======== ======== ========
       Basic Earnings (Loss) per share of
        Class A Common Stock:
         Income before Cumulative
          Effect of Accounting     $  0.59 $ (0.02) $   5.08 $   5.90 $   3.81
          Change
         Cumulative Effect of
         Accounting Change -
            Net of Tax Benefit           -        -        -        -   (0.49)
                                   -------  ------- --------  -------  -------
        Net Income (Loss) per
        share                     $   0.59 $ (0.02) $   5.08 $   5.90 $   3.32
                                  ======== ======== ======== ======== ========


       Selected Financial Information        Years Ended December 31,
       - Continued
                                       1999    1998   1997    1996    1995
                                              (thousands of dollars
                                               except share amounts)
       Diluted Earnings per share of
        Common Stock:
           Income before Cumulative
            Effect of Accounting     $ 0.63  $(0.02) $ 5.21   $6.03  $ 3.93
            Change

           Cumulative Effect of Accounting
            Change -
              Net of Tax Benefit          -        -      -       -  $(0.49)
                                     ------  ------- ------  ------  ------
       Net Income per share          $ 0.63  $(0.02) $ 5.21  $ 6.03  $ 3.44
                                     ======  ======= ======  ======  ======
       Diluted Earnings per share of
        Class A Common Stock:
         Income before Cumulative
          Effect of Accounting
          Change                     $ 0.59  $(0.02) $ 4.91  $ 5.69 $ 3.71

         Cumulative Effect of
          Accounting Change -
            Net of Tax Benefit            -        -      -       - $(0.47)
                                     ------  ------- ------  ------ ------
       Net Income per share          $ 0.59  $(0.02) $ 4.91  $ 5.69  $3.24
                                     ======  ======= ======  ======  =====

       Dividends per share:
         Series A Cumulative
          Preferred Stock           $1.1250  $1.1250 $1.1250 $0.8437 $1.1250
         Series B Cumulative
          Preferred Stock           $1.1250  $1.1250 $1.1250 $0.8437 $1.1250
         Common Stock                     -        -       -       -       -
         Class A Common Stock             -        -       -       -       -

       Summary Balance Sheet                       December 31,
       Information:
                                       1999    1998   1997    1996    1995
                                              (thousands of dollars)
       Current Assets                $29,611 $34,594 $29,260 $28,301 $29,395
       Current Liabilities             7,707   6,728   6,082   8,818   7,981
       Working Capital                21,904  27,866  23,178  19,483  21,414
       Total Assets                   65,088  71,286  63,277  61,483  50,215
       Long-Term Debt                 19,833  27,643  20,033  20,433  15,350
       Stockholders' Equity           32,910  32,576  32,789  28,258  22,298


       Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

       Forward-Looking Statements

            Statements included in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document that do not relate to present or historical conditions are "forward-looking statements" within the meaning of that term in
       Section 27A of the Securities Act of 1933, as amended, and in Section 21F of the Securities Exchange Act of 1934, as amended. Additional oral or written statements may be made by the Company from time to time, and such statements may be included in documents filed with the Securities and Exchange Commission. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results, performance or achievements of the Company to be materially different from those expressed or implied by such forward-looking statements. Such factors include economic slowdowns and recessions; the availability and pricing of raw materials used in the manufacture of the Company's products; the reliable operation of the Company's manufacturing facilities and equipment; the Company's ability to effectively compete in the industries in which it does business; the Company's ability to successfully negotiate new labor agreements and otherwise maintain favorable relations with its employees, a majority of whom are unionized; and the Company's ability to comply with existing and future environmental laws and regulations, the accuracy of its current estimates of existing environmental liabilities and the possibility that currently unknown environmental liabilities may be discovered.

            The table presented below sets forth the following: (i) percentages which certain items presented in the financial statements bear to net sales of the Company and (ii) change of such items as compared to the indicated prior year.


                                                     Period to Period
                                                        (Increase)
                                                         Decrease
                                                      in Relationship
                             Relationship to Net            to
                                    Sales                Net Sales
                           Years Ended December 31,     Years Ended
                             1999    1998      1997  1998-99  1997-98
                            --------------------------------------------
       Net Sales            100.0  %100.0  %  100.0 %      0 %      0 %
       Cost of Goods Sold,
        Excluding
        Depreciation         82.2    83.3      77.9      1.1    (5.4)
       Depreciation           7.0     5.0       3.5    (2.0)    (1.5)
       Selling, General
        And Administrative
        Expense               8.1     8.3       6.6      0.2    (1.8)
       Research and
        Development           0.1     0.2         -      0.1    (0.2)
                             ----------------------------------------
                             97.4    96.8      88.0    (0.6)    (8.8)
                             ----------------------------------------
       Operating Income       2.6     3.2      12.0      0.6      8.8
       Other Income
       (Expense):
       Equity in
       Income(Loss)
        of Norwegian Joint
        Venture               0.3     0.6       0.6      0.3      0.0
       Interest Expense     (2.9)   (1.8)     (1.2)      1.1      0.6
       Other                  1.6   (1.3)     (0.3)    (2.9)      1.0
                            -----------------------------------------
                            (1.0)   (2.5)     (0.9)    (1.5)      1.6
       Income Before
        Income Taxes         1.6     0.7      11.1     (0.9)     10.4

       Income Tax Expense    0.3     0.7       4.4      0.4      3.7
                             ---------------------------------------
       Net Income            1.3  %  0.0  %    6.7 %  (1.3) %    6.7 %
                             =======================================

            The following discussion and analysis reviews certain factors, which produced significant changes in the Company's results of operations during the three years ended December 31, 1999.

       Results of Operations 1999 Compared to 1998

            In 1999, the Company's net sales decreased $14,359,000 to $51,219,000, a decrease of 22% compared to net sales of $65,578,000 in 1998. The decline in sales was due to volume decreases caused by a decrease in demand combined with an increase in foreign competition.

            Consolidated net income was $649,000 for the year ended December 31, 1999. This compares to consolidated net income of $22,000 for 1998. The increase in net income is primarily due two miscellaneous income items that were received during the year. The Company received payments for an insurance settlement related to the furnace accident that occurred at Exolon-Canada in June 1998 and a legal settlement from its carbon graphite suppliers that were involved in a lawsuit for price fixing.


            Cost of sales, excluding depreciation, as a percentage of sales decreased to 82% in 1999, compared to 83% in 1998 primarily as a result of increased effort to control costs at all production facilities. The Company used off peak lower cost electric power to run its furnace plants during the year and reduced the manufacturing workforce in order to reduce costs.

            Total operating expenses including depreciation were $7,811,000
       during 1999 versus $8,837,000 during 1998.   The 1999 decrease in
       operating expenses is primarily a result of a decrease in selling, general and administrative expenses.

            Depreciation, as a percent of sales, was 7.0% for 1999 compared to 5.0% for 1998. The 1999 increase was due to having a full year's depreciation expense for the pollution abatement facility in Illinois.

            Selling, general and administrative expenses decreased by $1,280,000 in 1999, due primarily to decreased selling costs for advertising, travel and outside selling commissions.

            Interest expense increased to $1,506,000 in 1999 versus $1,179,000 in 1998. The increase in interest expense is primarily due to having a full year's interest costs incurred relative to the startup of the pollution abatement facility in July 1998.

            The Company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon KS, was $172,000 for 1999 versus $385,000 for 1998. The joint venture's gross margin, prior to depreciation, was 17% and 19% for 1999 and 1998, respectively.

            The 1999 income tax provision was $183,000, representing an effective rate of 22%. The 1998 income tax provision was $430,000, which represented an effective rate of 95%. This was due to $662,000 of foreign currency translation losses, which are not deductible for income tax calculations. Net of these losses the income tax provision would represent 38.5% of taxable income.

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

            The 1998 income tax provision was $430,000, representing an effective rate of 95%. This is due to $662,000 of foreign currency translation losses, which are not deductible for income tax calculations. Net of these losses the income tax provision would represent 38.5% of taxable income. The 1997 income tax provision was $3,432,000, which represented an effective rate of 39.5%.

       Liquidity and Capital Resources

            As of December 31, 1999, working capital (current assets less current liabilities) decreased to $21,904,000, when compared to $27,866,000 as of December 31, 1998. Accounts receivable decreased by $1,216,000 as of December 31, 1999 versus December 31, 1998.
       Inventory decreased by $3,290,000 at December 31, 1999 when compared to December 31, 1998. Accounts payable increased $641,000 as of December 31, 1999 versus December 31, 1998. Long-term debt decreased by $7,810,000 versus December 31, 1998.

            For the year ended December 31, 1999, net cash provided by operating activities was $9,459,000. Overall outstanding bank indebtedness decreased by $6,877,000 at December 31, 1999 compared to December 31, 1998. Payments to the bond sinking fund were $913,000 for 1999. Capital expenditures of $1,607,000 were funded by operations.

            The Company's current ratio decreased to 3.8 to 1.0 at December 31, 1999 from 5.1 to 1.0 as of December 31, 1998. The ratio of total liabilities to stockholder's equity was 1.0 to 1.0 as of December 31, 1999 and 1.1 to 1.0 as of December 31, 1998.

            Current financial resources including the availability of the line of credit financing and anticipated funds from operations are expected to be adequate to meet normal requirements for the year ahead. The Company currently has lines of credit with borrowing capacities of $2,500,000 in the U.S. and $1,000,000 (Canadian funds) in Canada.

             The Company in its long-term cash planning normally covers capital expenditures with funds generated internally. Where abnormally large capital expenditure programs are involved, long-term financing vehicles are sometimes used. Total capital expenditures for 2000 are forecasted at $1,500,000 to maintain and upgrade production facilities. The Company believes that funds generated internally should be sufficient to finance normal capital expenditure requirements in 2000.

            Reference is made to the information included in Note 13 to the Consolidated Financial Statements beginning on page 28, which is incorporated herein by reference.

       Employees

            As of December 31, 1999, the Company employed 200 persons. Of these, approximately 137 (or 68%) work under three collective bargaining agreements.

       Impact of the Year 2000

            In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $16,243 during 1999 in connection with remediating its systems.

            The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

            A portion of the Company's operations consists of manufacturing and sales activities in foreign jurisdictions, principally Canada and Norway. As a result, the Company's financial results could be significantly affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's operating results are exposed to changes in exchange rates between U.S. dollar and the Canadian dollar and between the U.S. dollar and the Norwegian Krone. Had the U.S. dollar been 10% stronger relative to the Canadian dollar and the Norwegian Krone during 1998, net income would have been lower by $1.2 million.


            The Company has long-term indebtedness outstanding at December 31, 1999. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows (in thousands):

                                                                Impact
                                                  Interest      on
            Instrument                            Rate          Earnings
            ------------------------------------------------------------
            Line of credit                        Variable       $ -

            Village of Hennepin, Illinois         Fixed            -
              Industrial Revenue Bonds

            Upper Illinois River Valley           Variable (a)  (13)
              Development Authority                             ----
              Industrial Revenue Bonds

            Net income reduction before tax                     (13)

            Less tax benefit                                       5
                                                                 ---
            Net income reduction                               $ (8)
                                                               =====
       (a) The Company has entered into interest rate swap agreements to manage its interest rate market risk exposure with respect to this financial instrument. Under the swap agreement, the Company has effectively fixed the interest rate on the related obligations at a weighted average of 4.85% and either pays to, or receives from a counter-party an amount equal to the difference between the fixed rate and the current variable rate. The weighted average variable rate at December 31, 1999 was 5.21%. The interest rate swap agreements mature in December 2001.

       Item 8.   Financial Statements and Supplementary Data

            The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated January 14, 2000, appear on pages 13 through 32 to follow.


       Report of Independent Auditors



       Board of Directors
       Exolon-ESK Company

       We have audited the accompanying consolidated balance sheets of Exolon-ESK Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
       An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exolon-ESK Company and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




       S/ Ernst & Young LLP

       Buffalo, New York
       January 14, 2000



                         Exolon-ESK Company and Subsidiaries
                        Consolidated Statements of Operations
                      (In thousands, except per share amounts)


                                              Year Ended December 31,
                                               1999     1998      1997
                                              --------------------------
       Net Sales                            $ 51,219 $  65,578 $  78,096
       Cost of Goods Sold                     42,081    54,617    60,810
                                              --------------------------
       Gross Profit Before Depreciation        9,138    10,961    17,286
                                              --------------------------

       Operating Expenses:
           Depreciation                        3,576     3,252     2,734
           Selling, General &
            Administrative Expenses            4,199     5,479     5,148
           Research and Development               36       106        49
                                               -------------------------
           Total Operating Expenses            7,811     8,837     7,931
                                               -------------------------

       Operating Income                        1,327     2,124     9,355
                                               -------------------------

       Other Income (Expense):
           Interest Expense                  (1,506)   (1,179)     (938)
           Equity in Income of Norwegian
             Joint Venture                       172      385       437
           Abandoned Acquisition Costs             -     (408)        -
           Insurance Settlement                  298        -         -
           Vendor Litigation Settlement          499        -         -
           Other                                  42     (470)     (168)
                                              --------------------------
           Total Other Income (Expense)        (495)     1,672     (669)
                                              --------------------------
       Income before Income Taxes                832       452     8,686

       Income Tax Expense                        183       430     3,432

       Net Income                            $   649 $      22 $   5,254
                                              ==========================
       Basic Income (Loss) Per Share:
           Per Common Share                  $  0.63 $  (0.02) $    5.41
                                              ==========================
           Per Class A Common Share          $  0.59 $  (0.02) $    5.08
                                              ==========================
       Diluted Income (Loss) Per Share:
           Per Common Share                  $  0.63 $  (0.02) $    5.21
                                              ==========================
           Per Class A Common                $  0.59 $  (0.02) $    4.91
                                              ==========================



       See accompanying notes to the consolidated financial statements.



                         Exolon-ESK Company and Subsidiaries
                             Consolidated Balance Sheets
                        (In thousands, except share amounts)


                                                     December 31,
       Assets                                       1999     1998
       Current assets:                              ---------------
         Cash                                      $ 5,328  $ 5,289
         Accounts receivable (less allowance for
          Doubtful Accounts of $150 in 1999 and
          $249 in 1998)                              6,109    7,325
         Income taxes recoverable                      759    1,124
         Inventories                                16,929   20,219
         Prepaid expenses                              237       96
         Deferred income taxes                         249      541
                                                    ------   ------
       Total Current Assets                         29,611   34,594
       Investment in Norwegian joint venture         5,464    5,594
       Property, plant and equipment                25,069   27,078
       Bond sinking fund                             3,335    2,422
       Other assets                                  1,609    1,598
                                                    ------   ------
       Total Assets                                $65,088 $ 71,286
                                                   ======= ========

       Liabilities and Stockholders' Equity
       Current liabilities:
         Note payable                               $1,436     $ 503
       Current maturities of long-term debt
          And sinking fund requirements                967      967
         Accounts payable                            3,754    3,113
         Accrued expenses                            1,550    2,145
                                                     -----    -----
       Total Current Liabilities                     7,707    6,728
       Deferred income taxes                         2,342    1,979
       Long-term debt                               19,833   27,643
       Other long-term liabilities                   2,296    2,360
                                                    ------   ------
       Total liabilities                            32,178   38,710
                                                    ------   ------
       Commitments and Contingencies
       Stockholders' equity:
         Preferred stock
           Series A (liquidation
             preference - $484)                        276      276
           Series B (liquidation
             preference - 484)                         166      166
         Common stock, issued 512,897,
       outstanding 481,995 ($1 par value)              513      513
         Class A common stock, issued/outstanding
          512,897 ($1 par value)                       513      513
         Additional paid-in capital                  4,345    4,345
         Retained earnings                          28,793   28,188
         Accumulated other comprehensive income    (1,328)  (1,057)
         Treasury stock, at cost                     (368)    (368)
                                                   -------  -------
       Total Stockholders' Equity                   32,910   32,576
                                                   -------  -------
       Total Liabilities and Stockholders' Equity  $65,088 $ 71,286
                                                   ======= ========

       See accompanying notes to the consolidated financial statements.



                         Exolon-ESK Company and Subsidiaries
                        Consolidated Statements of Cash Flows
                                   (In thousands)

                                                  Year Ended December 31,

                                                      1999   1998    1997
                                                      -------------------
       Cash Flow from Operating Activities:
         Net income                                $   649 $   22 $ 5,254
         Adjustments to reconcile net income
          To cash provided by operating
          Activities:
             Depreciation                            3,576  3,252   2,734
             Amortization                               20      -       -
             Equity in income of Norwegian           (172)  (385)   (437)
              joint venture
            Gain on fixed asset disposals              (3)      -    (23)
             Deferred income taxes                     655   (40)      47
             Foreign currency adjustments               31    104      10
         Change in Assets and Liabilities:
             Accounts receivable                     1,216  2,257   (521)
             Income taxes recoverable                  365 (1,124)      -
             Inventories                             3,290 (3,583)  1,803
             Prepaid expenses                        (141)     87     343
             Other assets                             (94)  (261)    (37)
             Cash overdraft                              -      - (1,413)
             Accounts payable                          641    452   (562)
             Accrued expenses                        (595)    287      78
             Income taxes payable                        -  (196)   (270)
             Other long-term liabilities              (64)  (179)       1
             Other                                      85      -       -
                                                     --------------------
       Net Cash Provided by Operating Activities     9,459    693   7,007
                                                     --------------------
       Cash Flow from Investing Activities:
             Capital expenditures                  (1,607) (4,040)(10,617)
             Proceeds from restricted
              cash equivalents                           -      -   7,996
             Proceeds from fixed asset disposals        21      -       1
                                                   -----------------------
       Net Cash Used for Investing Activities      (1,586) (4,040) (2,620)
                                                   -----------------------
       Cash Flow from Financing Activities:
         Payments to bond sinking fund               (913) (1,537)  (867)
         Net payments of long-term debt            (7,810)  7,210   (700)
         Deferred financing fees                         -      -   (329)
         Net proceeds from (payments of)
          Notes payable                                933    503   (219)
         Dividends paid                               (44)   (43)    (44)
                                                   ----------------------
       Net Cash Provided by (Used for)
        Financing Activities                       (7,834)  6,133 (2,159)
                                                   ----------------------
       Net Increase in Cash                             39  2,786   2,228
       Cash at Beginning of Year                     5,289  2,503     275
                                                   ----------------------
       Cash at End of Year                        $  5,328 $5,289 $ 2,503
                                                   ======================

       Supplemental Disclosures of Cash Flow Information:

       Cash paid during the year for:
         Interest                                  $1,535  $1,399  $1,261
         Income Taxes                              $    9  $1,789  $3,710

       See accompanying notes to the consolidated financial statements.


                         Exolon-ESK Company and Subsidiaries
                   Consolidated Statements of Stockholders' Equity
                         (In thousands, except share amount)


                                        Add.
                        Series          Paid-
                        A/B             in     Retain-   Other
                        Pref.  Common   Cap-     ed      Compr.  Treas.
                        Stock  Stock    ital  Earnings   Income  Stock   Total
        Balance -
         Jan. 1, 1997    $442  $1,026 $4,345  $22,999    $(186) $(368)  $28,258
        Net income          -       -      -    5,254         -      -    5,254
        Foreign
         Currency
         Translation
         Adjustment         -       -      -        -     (679)      -    (679)
        Comprehensive                                                     -----
         Income             -       -      -        -         -      -    4,575
        Preferred                                                         -----
         Stock
         Dividends
         $1.125/share       -       -      -     (44)         -      -     (44)
                        -------------------------------------------------------
        Balance
         Dec. 31, 1997    442   1,026  4,345   28,209     (865)  (368)   32,789
        Net income          -       -      -       22         -      -       22
        Foreign
         Currency
         Translation
         Adjustment         -       -      -        -     (192)      -    (192)
        Comprehensive                                                     -----
         Loss               -       -      -        -         -      -    (170)
        Preferred                                                         -----
         Stock
         Dividends
         $1.125/share       -       -      -     (43)         -      -     (43)
                        -------------------------------------------------------
        Balance -
         Dec. 31, 1998    442   1,026  4,345   28,188   (1,057)  (368)   32,576
        Net income          -       -      -      649         -      -      649
        Foreign
         Currency
         Translation
         Adjustment         -       -      -        -     (271)      -    (271)
        Comprehensive                                                     -----
         Income             -       -      -        -         -      -      378
        Preferred                                                         -----
         Stock
         Dividends
         $1.125/share       -       -      -     (44)         -      -     (44)
                        -------------------------------------------------------
        Balance -
         Dec. 31, 1999   $442  $1,026 $4,345 $ 28,793  $(1,328) $(368)  $32,910
                        =======================================================

       See accompanying notes to the consolidated financial statements.


                         Exolon-ESK Company and Subsidiaries
                     Notes To Consolidated Financial Statements
                          December 31, 1999, 1998 and 1997


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

            d.   Inventories

            Inventories are stated at the lower of cost or market. Approximately 75% and 65% of the dollar value of inventories is stated at last-in, first-out (LIFO) cost at December 31, 1999 and 1998, with the balance being stated at average cost.

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

            Net gains (losses) arising as a result of the remeasurement of the Canadian subsidiary's financial statements into the United States dollar and from other foreign currency transactions amounted to $363,000, ($662,000), and ($317,000) in 1999, 1998, and 1997,
       respectively.

            h.   Income taxes

            Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities as measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

            The Company does not provide U.S. Federal income taxes on a portion of the undistributed earnings of foreign subsidiaries as these earnings are considered permanently reinvested. At December 31, 1999, undistributed earnings of the Canadian and Norwegian foreign subsidiaries combined were $13,155,000 and deferred taxes were not provided on $10,115,000 of such undistributed earnings.

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

            k.   Long-lived assets

            The Company reviews asset carrying amounts whenever events or circumstances indicate that such carrying amounts may not be recoverable. When considered impaired, the carrying amount of the asset is reduced by a charge to income, to its current fair value.

            l.   Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       2.   Inventories

            The following are the major classes of inventories as of December 31 (in thousands):

                                                       1999      1998
                                                       --------------
               Raw Materials                       $  1,092  $  1,669
               Semi-Finished and Finished Goods      17,713    20,822
               Supplies and Other                     1,186       965
                                                   ------------------
                                                     19,991    23,456
               Less:  LIFO Reserve                  (3,062)   (3,237)
                                                   ------------------
                                                   $ 16,929  $ 20,219
                                                   ==================
       3.   Property, Plant and Equipment

            Property, plant and equipment consists of (in thousands):

                                                        1999     1998
                                                        -------------
               Land                                  $   283  $   283
               Buildings                               8,702    8,668
               Machinery & equipment                  66,333   65,587
               Construction in progress                1,315      729
                                                      ---------------
                                                      76,633   75,267
               Less - accumulated depreciation        51,564   48,189
                                                      ---------------
                                                     $25,069  $27,078
                                                     ================
            During 1998, the Company capitalized interest costs totaling
            $262,000.

       4.   Business Segment Information

            The Company manufactures abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment. The Company conducts operations through its manufacturing facilities in the United States and Canada, and its equity interest in a Norwegian joint venture.

            No one customer accounted for 10% or more of net sales in 1999, 1998 and 1997.

       5.   Investment in Norwegian Joint Venture

            The Company's 50% share of the results of operations of the Norwegian joint venture has been determined after adjustments to reflect the application of United States generally accepted accounting principles relating principally to the recording of depreciation and pension expenses and adjustments to the carrying values of the venture's year-end inventories.

            The Company's share of the venture's assets, liabilities, and results of operations is set forth in the following condensed financial information (in thousands):

                                                             December 31,
          Balance Sheet Data                                  1999    1998
                                                             -------------
            Current assets                                  $4,441  $4,521
            Non-current assets                               2,741   3,095
            Current liabilities                              1,352   1,503
            Non-current liabilities                            166     207

          Statement of Operations Data                1999    1998    1997
                                                      --------------------
            Net sales                               $7,303  $7,498  $8,037
            Gross profit                             1,242   1,483   1,551
            Income before income taxes                 172     385     437

            The Company does not provide U.S. Federal income taxes on the undistributed earnings of the Norwegian joint venture as these earnings are permanently reinvested. At December 31, 1999 and 1998, undistributed earnings of the joint venture were $5,531,000 and $5,334,000, respectively.

       Notes Payable

            Effective January 3, 2000, the Company amended its U.S. Credit Agreement dated December 22, 1992 with a U.S. bank to provide a line of credit facility with an available balance in the amount of $2,500,000. Borrowings under the line of credit bear interest at the prime rate plus 1.75% and the agreement expires on December 31, 2000. The balance of the revolving credit facility of $1,436,000 was included as a note payable at December 31, 1999. On January 3, 2000 the outstanding balance of the revolving credit facility was rolled into the new line of credit. The Company must pay a commitment fee equal to 0.25% per annum on the unused portion of the line of credit facility.

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

            The Company's Canadian subsidiary has a $1,000,000 Canadian ($680,000 US equivalent) operating demand loan available as part of a credit facility provided by a Canadian bank. The demand loan was utilized at December 31, 1998 and had a balance of $503,000 US. There was no outstanding balance on this demand loan at the end of 1999 or 1997.

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

       7.   Long-Term Debt

            Long-term debt consists of (in thousands):

                                                          1999     1998
                                                          -------------
             Revolving credit and term loan
               agreement with a U.S. Bank.  Interest
               at prime rate plus 1/4% or LIBOR plus
               2-1/2 % (7-3/4% at December 31, 1998).  $     -   $7,610
             Industrial revenue bond held by an
               insurance company.  Interest is at a
               fixed rate of 8.875%.  Bond maturity
               is January 1, 2018.                       7,800    8,000

             Industrial revenue bond.  Interest is
               variable (5.77% and 4.90% at December
               31, 1999 and 1998, respectively).  The
               bonds are payable annually through
               December 1, 2021.                        13,000   13,000
                                                        ---------------
                                                       $20,800  $28,610
             Less   current maturities                     967      967
                                                       ----------------
                                                       $19,833  $27,643
                                                       ================
            U.S. Credit Agreement

            The Company's Credit Agreement dated December 22, 1992 with a U.S. bank provided for borrowings of up to $10,000,000 under a revolving credit facility and expired January 2, 2000. The agreement has been amended to have the amount outstanding on that date converted into line of credit (See Note 6).

            Industrial Revenue Bonds

            The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company. The bonds bear interest, payable to a bank as trustee at a fixed rate of 8.875%. The bonds are payable in annual installments that increase periodically through maturity in the year 2018. The bond agreement contains certain restrictive covenants, which are consistent with the covenants contained in the U.S. Credit Agreement.

            The Company is also liable for making payments with respect to $13,000,000 of Industrial Revenue Bonds issued by the Upper Illinois River Valley Development Authority for the construction of a desulfurization plant at the Company's Hennepin, Illinois facility. Bonds totaling $8,405,000 are tax-enhanced and mature December 1, 2021. The remaining bonds mature December 1, 2011. The bonds bear interest, which is payable periodically, in arrears, to a bank as trustee, at a variable rate determined by market rates for similar instruments at the time of adjustment. The bond agreement contains certain restrictive covenants, which are consistent with the covenants contained in the U.S. Credit Agreement.

            In support of the $13,000,000 bond issue, the Company obtained a $13,000,000 letter of credit from its principal U.S. bank for the benefit of the trustee of the bonds. A letter of credit fee equal to 2% per annum is payable to the bank periodically, in arrears. The letter of credit expires in December, 2001 and is renewable annually thereafter. The letter of credit agreement requires the Company to make voluntary quarterly contributions to a sinking fund in an amount that would be sufficient to provide for the redemption of all of the bonds within 15 years. The letter of credit agreement also requires the Company to contribute to the sinking fund, an amount equal to the Company's excess cash flow, up to a maximum of $4,333,333 in the aggregate. At December 31, 1999 and 1998, the Company was not required to contribute an amount under this provision.

            The bond sinking fund had a balance of $3,335,000 and $2,422,000 at December 31, 1999 and 1998, respectively. The sinking fund monies are invested in certificates of deposit with the bond trustee.

            Aggregate annual maturities of long-term debt and scheduled sinking fund requirements are as follows:

                              2000          $  967,000
                              2001          $  967,000
                              2002          $  967,000
                              2003          $  967,000
                              2004          $  967,000
                              Thereafter   $12,867,000

       8.   Income Taxes

            The components of income before income taxes are as follows (in thousands):

                                           1999       1998       1997
                                          ---------------------------
                    Domestic              $ 776      $ 250    $ 5,142

                    Foreign                  56        202      3,544
                                          -----      -----    -------
                         Total            $ 832      $ 452    $ 8,686
                                          =====      =====    =======
            The components of income tax expense are as follows (in thousands):

                                           1999       1998       1997
                                          ---------------------------
               Current provision
               (benefit):
                 United States
                    Federal             $ (480)      $ 171    $ 1,540

                    State                  (27)         16        339
                 Foreign                      1        281      1,506
                                        -----------------------------
                    Total Current       $ (506)      $ 468    $ 3,385
                                        -----------------------------
               Deferred provision
               (benefit):
                 United States
                    Federal               $ 687     $ (84)   $     13

                    State                   117        (9)          7
                 Foreign                  (115)         55         27
                                         ----------------------------
                    Total Deferred       $  689     $ (38)    $    47
                                         ----------------------------
                              Total      $  183     $  430    $ 3,432
                                         ============================


            The actual tax expense differs from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows (in thousands):

                                                      1999    1998     1997
                                                      ---------------------
            Computed expected tax expense         $    283 $   154 $  2,954
            Effect of differing tax rates
             applicable to foreign
              Subsidiary income                       (70)    (14)    (317)
            Effect of permanent differences           (19)       9       15
            State and Provincial taxes, net of          21     127      797
            Federal benefit
            Effect of foreign currency                (80)     146       70
            remeasurement
            Other                                       48       8     (87)
                                                  -------------------------
            Total income tax expense             $     183 $   430 $  3,432
                                                  =========================
            Effective tax rate                       22.0%   95.1%    39.5%
                                                  =========================

            Deferred income tax liabilities and assets include the following (in thousands):

                                                       1999       1998
                                                       ---------------
            Deferred tax liabilities:
              Excess tax depreciation               $   2,171  $   1,804
              Taxes on foreign earnings expected          571        571
               to be repatriated
              Pension and payroll accruals                258        191
              Inventory accounting methods                 75          -
              Other                                        46         50
                                                        ----------------
            Gross deferred tax liabilities              3,121      2,616
                                                        ----------------
            Deferred tax assets:
              Inventory accounting methods                  -       (24)
              Accounts receivable and other asset
               reserves                                  (45)        76)
              Post retirement accrual                   (926)      (935)
              Other, net                                 (57)      (143)
                                                      ------------------
            Gross deferred tax assets                 (1,028)    (1,178)
                                                      ------------------
            Net deferred tax liability at end
             of year                                $   2,093  $   1,438
                                                      ==================
       9.   Capital Stock

            The Company has two classes of Common Stock. At December 31, 1999 there were 600,000 shares of $1 par value Common Stock authorized, of which 512,897 shares were issued and 481,995 shares were outstanding. At the same date there were 600,000 shares of $1 par value Class A Common Stock, of which 512,897 shares were issued and outstanding.

            Additionally, there were 100,000 shares of no par value Preferred Stock authorized. At December 31, 1999 there were 19,364 shares of Series A and 19,364 shares of Series B Preferred Stock outstanding.

            At December 31, 1999, the shares of Series A and Series B Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative annual cash dividends at the rate of $1.125 per share. The Series A and Series B Preferred Stock have a preference upon liquidation of $25.00 each per share. Each share of Series A and Series B Preferred Stock is convertible into 1.125 shares of Common Stock and Class A Common Stock, respectively. The shares of Common Stock, voting with the shares of the Series A Preferred Stock, have the right to elect one-half of the members of the Board of Directors and the shares of Class A Common Stock voting with the Series B Preferred Stock, owned by Wacker Engineered Ceramics (USA), Inc. ("Wacker USA"), have the right to elect the remaining one-half of the members of the Board of Directors.

       10.  Pension and Other Retirement Benefits

            The Company sponsors contributory and non-contributory pension plans in the United States and Canada covering substantially all hourly and salaried employees with the exception of union employees at the Company's Hennepin plant, who are covered by a union-sponsored pension plan. The Company's U.S. defined contribution plan, which covers all of its domestic salaried employees, and its Canadian defined contribution plan covering substantially all Canadian employees, provide for the Company to make regular contributions based on salaries of eligible employees. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. Contributions to the U.S. defined contribution plan totaled $199,000 in 1999, and $204,000 in 1998, and $200,000 in
       1997. Contributions to the Canadian defined contribution plan were $40,000 in 1999, $62,000 in 1998, and $56,000 in 1997. The Company
       also provides a defined benefit plan for hourly employees at the Tonawanda plant. Benefits are based primarily on years of service. The Company's policy for this plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

            The Company also participates in a collectively bargained, union-sponsored multiemployer pension plan which benefits employees of the Company's Hennepin, Illinois facility who are union members. Company contributions to this plan were $163,000, $180,000 and $180,000 for 1999, 1998 and 1997, respectively. This plan is not administered by the Company. Contributions are determined in accordance with the provisions of the negotiated labor contract.

            Total pension expense for all plans amounted to $344,000, $400,000, and $454,000 in 1999, 1998 and 1997, respectively.

            The following tables summarize certain information with respect to the Company's Tonawanda hourly employees defined benefit plan:

                                                   December 31,
        Change in Benefit Obligation              1999        1998
                                                 -----------------
          Benefit obligation at             $    2,162  $    1,658
           Beginning of year
          Service cost                              83          60
          Interest cost                            151         132
          Plan amendments                            -         259
          Actuarial loss                           120         309
          Benefits paid                          (148)       (256)
                                                 -----------------
          Benefit obligation at end              2,368       2,162
           of year                               -----------------
        Change in Plan Assets
          Fair value of plan assets at
           beginning of year                     3,499       3,082
          Actual return on plan assets             853         673
          Benefits paid                          (148)       (256)
                                                 -----------------
          Fair value of plan assets at
           end of year                           4,204       3,499
                                                 -----------------
          Funded status                          1,836       1,337
          Unrecognized net loss at
           transition, being amortized
           over approximately 17 years              69          86
          Unrecognized prior service cost          357         385
          Unrecognized actuarial gains         (1,650)     (1,254)
                                               -------------------
          Prepaid pension cost              $      612  $      554
                                               ===================
       Components of Net Periodic Pension        1999        1998       1997
                                               ------------------------------
        Cost
           Service cost                      $      83    $     60   $     59
           Interest cost                           151         132        123
           Expected return on plan assets        (279)       (215)      (169)
           Amortization of transition
            obligation                              17          17         17
           Amortization of prior service
            cost                                    28          12         12
           Recognized net actuarial gains           58        (49)       (24)
                                             --------------------------------
           Net periodic pension expense      $      58   $    (43)   $     18
                                             ================================
          Weighted Average Assumptions
           as of December 31
           Discount rate                            7%          8%         8%
           Expected return on plan assets           8%          7%         7%

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

            The following tables summarize certain information with respect to the Company's post retirement benefit plans:

                                                   December 31,
                                                     1999       1998
                                                    ----------------
       Change in Benefit Obligation
         Benefit obligation at beginning
          of year                               $   2,421  $   2,551
         Service cost                                  29         26
         Interest cost                                163        194
         Actuarial gain                               293       (72)
         Benefits paid                              (240)      (210)
         Effect of changes in foreign
          currency exchange rates                      45       (68)
                                                    ----------------
         Benefit obligation at end of year          2,711      2,421
         Unrecognized prior service cost             (20)       (21)
         Unrecognized actuarial gains(losses)       (191)        111
                                                    ----------------
         Accrued postretirement benefit
          obligation                           $    2,500  $   2,511
                                                ====================

                                                     1999       1998       1997
                                                     --------------------------
       Components of Net Periodic
       Post Retirement Benefit Cost
         Service cost                             $    29    $    26    $    33
         Interest cost                                163        194        210
         Amortization of prior service cost             2          2          2
         Recognized net actuarial losses
          (gains)                                       -          7         20
                                                     --------------------------
         Net periodic post retirement
          benefit cost                             $  194     $  229     $  265
                                                     ==========================
       Weighted Average Assumptions as of
        December 31
       Discount Rate                                   7%         8%         8%

            Unrecognized gains and losses and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.

            For measuring the post retirement benefit obligation as of December 31, 1999 an 8% annual rate of increase in health care rates was assumed, decreasing to 6% per year in 2002 and thereafter. It was also assumed that reimbursable expenses for post-1990 U.S. retirees would be at least equal to the dollar reimbursement limitation.

            Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in assumed health care cost trend rates would have the following effect:

                                                    One           One
                                                Percentage    Percentage
                                                   Point         Point
                                                 Increase      Decrease
          Effect on total of service and
           interest cost components             $    16          $ (13)
          Effect on post retirement                 158           (138)

       11.  Related Party Transactions

            The Company purchased combined totals of $2,445,000, $2,854,000 and $3,130,000 of products from its affiliates, Elektroschmelzwerk Kempten GmbH, and its Norwegian joint venture during 1999, 1998 and 1997, respectively.

            The Company has a royalty agreement with an affiliate of a shareholder of the Company as described in Note 12(b).

       12.  Commitments

            a.   Lease agreements

            The Company leases certain machinery and equipment under operating leases. Amounts charged to expense for the years ended December 31, 1999, 1998 and 1997 were $173,000, $295,000, and
       $366,000, respectively. Total minimum lease payments, at December 31, 1999, under operating leases are summarized as follows:

                             Year   2000       $ 15,000

            b.   Royalty agreements

            The Company was party to a royalty agreement which expired in 1996 and covered production of crude aluminum oxide at its Thorold, Ontario plant using process technology acquired as part of the construction and completion of a new furnace plant. The Company was also party to a separate Royalty Agreement, which covered production of specialty product for the refractory market, and expires April 30, 2001. Royalty expense amounted to $170,000, $73,000 and $0, in years ended December 31, 1999, 1998 and 1997, respectively. During 1999, the Company terminated the Royalty Agreement for $333,000. This royalty buy-out is being amortized over the remaining royalty term.

       13.  Contingencies

            a.   Environmental issues

            (i)  Hennepin, Illinois Plant

                 On October 6, 1994, the Company entered into a Consent Order
            (the Consent Order ) with the Illinois Attorney General and the Illinois Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them, which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provided a schedule for the Company to install a Continuous Emissions Monitoring System ( CEMS ) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit.

                 During 1998, the Company completed installation of the CEMS and implementation of the BACT as required by the Consent Order. A revised construction permit was received on December 27, 1999, verifying that the project was in compliance with all applicable Board emissions and utilized BACT for sulfur dioxide. The air quality analysis showed compliance with the allowable sulfur dioxide increment.

            (ii)  Superfund Site

                 A Special Notice of Liability was received by the Company
            from the US EPA for the Remedial Design/Remedial Action Phase of the Lenz Oil Services, Inc. Superfund Site. The Company is one of over seventy potentially responsible parties. The Notice alleges joint and several liability based upon the premise that the soil and ground water were contaminated with oil and solvent waste containing hazardous constituents. The ultimate liability that could result from this Site and Notice cannot be presently determined. A period of negotiations is scheduled to occur during 2000.

            (iii)  Norwegian Joint Venture

                 The Government of Norway held discussions with certain
            Norwegian industries including the abrasive industry concerning the implementation of reduced gaseous emission standards. The Company's joint venture is participating in these discussions to help achieve the Norwegian Government's objectives as well as assuring long-term economic viability for the joint venture.

                 The Norwegian State Pollution Control Authority has issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. Specific target emission limits have been set, and a compliance timetable ranging from the present until January 1, 2001 has been established. The costs associated with achieving compliance with these limits have been tightly controlled as a result of various alternatives presently being considered by the Norwegian joint venture. The joint venture has met the sulfur requirements with changes in production techniques and raw material procurement including low sulfur coke.

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

            (ii)  The Exolon-ESK Company of Canada, Ltd.

                 On June 7, 1999, the Exolon-ESK Company of Canada, Ltd.
            ( Exolon-Canada ) and certain employees were charged by the Ministry of Labor for violations of the Occupational Health and Safety Act resulting from a June 18, 1998 furnace accident. A settlement was reached in December, 1999 whereby Exolon-Canada paid a $100,000 (Canadian) fine plus a 20% court surcharge and pleaded guilty to one count of the information.

       14.  Fair Value of Financial Instruments

            At December 31, 1999 and 1998, the carrying amount and the fair value of the Company's financial instruments were as follows (in thousands). Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.

                                                       December 31,
                                              1999                 1998

                                          Carrying    Fair    Carrying   Fair
                                           Amount    Value     Amount    Value
                                          ------------------------------------
        Assets:
             Cash                           $5,328  $5,328     $5,289   $5,289

        Liabilities:
             Note Payable                  (1,436)  (1,436)     (503)     (503)
             Revolving credit and term
              loan agreement                     -       -    (7,610)   (7,610)
             Variable rate industrial
              revenue bonds               (13,000) (13,000)  (13,000)  (13,000)
             Fixed rate industrial
              revenue bonds                (7,800)  (9,643)   (8,000)  (10,793)

        Interest rate swap agreement             -     217         -      (104)

            The following methods and assumptions were used by the Company in estimating the fair values of their financial instruments. The carrying amount reported in the balance sheet for cash approximates fair value. The fair value of the Company's note payable, revolving credit and term loan agreement, and variable rate industrial revenue bonds approximate carrying amounts, as the underlying debt instruments are comprised of notes that are re-priced on a short-term basis. The fair value of the fixed rate industrial revenue bonds has been estimated using the discounted cash flow method.

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


       15.  Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share (in thousands except share and per share information):

        Numerator:
                                                      1999     1998      1997
                                                      -----------------------
            Net income                                 $649      $22  $ 5,254
            Preferred stock dividends                  (44)     (44)     (44)
                                                      -----------------------
            Net income available to common
             stockholders                              $605  $  (22)  $ 5,210
                                                      =======================
        Numerator for basic earnings per share:
            Common stockholders (50%)                  $303  $  (11)  $ 2,605
            Class A common stockholders (50%)           302     (11)    2,605
                                                      -----------------------
                                                        605     (22)    5,210
            Effect of diluted securities
             preferred stock dividends                    -        -       44
                                                      -----------------------
        Net income available to common
         stockholders after assumed
         conversion of preferred stock                 $605  $  (22)  $ 5,254
                                                      =======================
        Numerator for diluted earnings per share:
            Common stockholders (50%)                  $303    $(11)  $ 2,627
            Class A common stockholders (50%)           302     (11)    2,627
                                                       ----------------------
                                                      $605     $(22)  $ 5,254
                                                      =======================
        Denominator:
          Common stock:
            Denominator for basic earnings per
             share   weighted average shares        481,995  481,995  481,995
            Effect of dilutive securities
             convertible preferred stock                  -        -   21,785
                                                    -------------------------
            Denominator for diluted earnings per
             share   adjusted weighted average
             shares and assumed conversions         481,995  481,995  503,780
                                                    =========================
          Class A common stock:
            Denominator for basic earnings per
             share   weighted average shares        512,897  512,897  512,897
            Effect of dilutive securities
             convertible preferred stock                  -        -   21,785
                                                    -------------------------
            Denominator for diluted earnings per
             share   adjusted weighted average
             shares and assumed conversions         512,897  512,897  534,682
                                                    =========================
        Basic earnings per share:
          Common stock                                $0.63  ($0.02)    $5.41
          Class A common stock                        $0.59  ($0.02)    $5.08
        Diluted earnings per share:
          Common stock                                $0.63  ($0.02)    $5.21
          Class A common stock                        $0.59  ($0.02)    $4.91

            The effect of the convertible preferred stock was not considered for 1999 and 1998 because the effect would have been antidilutive.

       16.  Quarterly Financial Data (unaudited)

            Summarized quarterly financial data for 1999, 1998 and 1997 is as follows:

                                                       Quarter
         (thousands of dollars except       First  Second    Third   Fourth
         per share amounts)               ---------------------------------
         Year Ended December 31, 1999
         ----------------------------
         Net Sales                        $14,223 $12,817  $12,603  $11,576
         Gross Profit Before
          Depreciation                      2,182   1,831    2,530    2,595
         Insurance Settlement                 298       -        -        -
         Vendor Litigation Settlement         314     157       23        5
         Net Income (Loss)                     77   (453)      163      862
         Basic Earnings Per Common Share 0.07 (0.48) 0.16 0.88 Basic Earnings Per Class A
          Common Share                       0.06  (0.45)     0.15     0.83


         Year Ended December 31, 1998
         ----------------------------
         Net Sales                        $20,351 $17,718  $14,598  $12,911
         Gross Profit Before
          Depreciation                      4,394   3,564    1,941    1,062
         Abandoned Acquisition Costs            -       -    (408)        -
         Net Income (Loss)                  1,197     831    (774)  (1,232)
         Basic Earnings Per Common Share     1.23    0.85   (0.83)   (1.27)
         Basic Earnings  Per Class A         1.16    0.80   (0.78)   (1.20)
          Common Share

         Year Ended December 31, 1997
         ----------------------------
         Net Sales                        $20,193 $20,034  $19,166  $18,703
         Gross Profit Before
          Depreciation                      4,583   4,889    4,549    3,265
         Net Income (Loss)                  1,348   1,492    1,378    1,036
         Basic Earnings Per Common Share 1.39 1.54 1.42 1.06 Basic Earnings Per Class A
          Common Share                       1.30    1.45     1.33     1.00


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

            The Directors currently elected by the shares of Common Stock and of the Series A Preferred Stock are Brent D. Baird, Theodore E. Dann, Jr. and Patrick W.E. Hodgson (such persons are hereinafter referred to as Common Directors, and the individuals currently elected by the shares of Class A Common Stock and Series B Preferred Stock are hereinafter referred to as Wacker Directors . The Wacker Directors are Craig A. Rogerson, David S. Shellabarger and Dr. Fritz Petersen.

            The following table contains information relating to the Company's Directors. Such information and the information with regard to beneficial ownership of securities have been furnished to the Company by the respective directors.


                                                             Shares of
                                          Shares of          the
                                          the                Company's
                                          Company's          Series A
                                          Common             Preferred
                                          Stock              Stock
                                          Owned              Owned
                                  Year    Bene-              Bene-
                                  First   ficially           ficially
        Name and                  Became  As of              as of
        Principal                 Direct- Feb. 1,      % of  Feb. 1,    % of
        Occupation           Age  or      2000        Class  2000       Class
        ---------------------------------------------------------------------
        Theodore E. Dann,    46   1986    90,800(1)   18.8       --       --
        Jr.
          Chairman of the
        Company's Board of
        Directors since
        June 1, 1992;
        Corporate
        Secretary of the
        Company from
        January 1, 1987
        through June 1,
        1992; Chairman of
        Buffalo
        Technologies
        Corp., from April
        11, 1994 to
        Present; President
        of Buffalo
        Technologies Corp.
        since June 1997;
        Secretary/Treasure
        r, Director and
        Corporate Attorney
        for Ferro Alloys
        Services, Inc.,
        since 1985;
        Director of First
        Carolina
        Investors, Inc.


        Brent D Baird        61   1994    104,500(2)  21.7       --       --
          Private
        investor, Chairman
        of First Carolina
        Investors, Inc.;
        Director of M&T
        Bancorp (bank
        holding company),
        Merchants Group,
        Inc., Ecology &
        Environment,
        Marine Transport
        Corporation,
        Allied Healthcare
        Products, Inc. and
        Todd Shipyards
        Corporation; Prior
        to 1992 was a
        limited partner of
        Trubee, Collins &
        Co., a member of
        the New York Stock
        Exchange, Inc.

        (1) See footnote (3) under table of more than 5% stockholders, under Item 12.

        (2)  See footnote (2) under table of more than 5%
             stockholders, under Item 12. Includes 1,300 shares owned by Mr. Baird, 14,000 shares owned by Aries Hill Corp., 18,800 shares owned by members of Mr. Baird's immediate family who share his household but as to which he has no voting or investment power, 5,700 shares owned by The Cameron Baird Foundation and 64,700 shares owned by First Carolina Investors, Inc.



                                                             Shares of
                                                             the
                                                             Company's
                                          Shares of          Series A
                                          the                Preferred
                                          Company's          Stock
                                          Common             Owned
                                  Year    Stock              Bene-
                                  First   Owned              ficially
                                  Became  Bene-              as of
        Name and Principal        Direct- ficially    % of   Feb. 1,    % of
        Occupation           Age  or      as of Feb.  Class  2000       Class
                                          1, 2000
        ----------------------------------------------------------------------
        Patrick W.E.         59   1991    78,370(3)   16.3     18,334    94.7
        Hodgson
          President,
        Cinnamon
        Investments,
        London, Ontario,
        investment firm,
        since 1989;
        Chairman of Todd
        Shipyards, Inc.,
        since Feb. 1993;
        Chairman Scotts
        Hospitality 1994-
        1996; Director,
        M&T Bancorp, First
        Carolina
        Investors, Inc.,
        and Versacold,
        Inc.

        Craig A. Rogerson    43   1997    --          --         --       --
          President,
        Wacker Silicones
        Corporation since
        April 1997; Vice
        President and
        General Manager of
        Fibers Division,
        Hercules Chemical
        Specialties
        Company, Hercules,
        Inc. from 1996-
        1997; Sales
        Director,
        Americas, for the
        Paper Technology
        Division of the
        Hercules Chemical
        Specialties Co.
        from 1995-1996;
        Business Director,
        Absorbents &
        Textile Products
        Group from 1992-
        1995; Operations
        Director,
        Absorbents &
        Textile Products
        Group from 1991-
        1992.  Director,
        Wacker Silicones
        Corp., Wacker
        Chemical Holding
        Corp., Wacker
        Engineered
        Ceramics Inc., and
        Wacker Biochem
        Co., Wacker
        Polymer Systems
        Corp., Wacker
        Mexico, Kelmar
        Industries and
        Precision
        Silicones, Inc.

       (3) Includes 78,370 shares owned by Cinnamon Investments which Mr. Hodgson is a director. See footnote (2) under table of more than 5% stockholders, under Item 12.

                                                             Shares
                                             Shares          of the
                                             of the          Company's
                                             Company's       Series A
                                             Common          Preferred
                                             Stock           Stock
                                             Owned           Owned
                                     Year    Bene-           Bene-
                                     First   ficially        ficially
                                     Became  as of           as of
        Name and Principal           Direct- Feb. 1,  % of   Feb. 1,     % of
        Occupation              Age  or      2000     Class  2000       Class
        ---------------------------------------------------------------------
        Dr. Fritz Petersen      55   1999    --       --        --        --
           Managing Director
        ESK-SiC GmbH since
        April 1, 1998.  Head
        of the Business Unit
        SiC of ESK-GmbH from
        January 4, 1994 to
        September 30, 1998.
        Managing Director of
        CASIL-Carbureto de
        Silicio S.A. in Brazil
        from April 1, 1987 to
        December 31, 1993.



        David S. Shellabarger   41   1999    --       --        --        --
          Controller of Wacker
        Silicones Corporation
        since 1989.


       Item 11.  Executive Compensation

            The Company's directors, other than the Chairman, receive from the Company an annual retainer fee of $5,000, and $1,500 for each meeting of the Board or meeting of a committee of the Board they attend, but not to exceed $1,500 for any one day. Director fees payable to Wacker Directors for 1999 were paid to Wacker Engineered Ceramics, Inc. The Chairman, Mr. Dann, receives an annual retainer fee of $50,000, plus the meeting fees received by the other directors.

       Compliance with Section 16 of the Securities Exchange Act

            Under Section 16 of the Securities Exchange Act of 1934, as amended, directors, executive officers and persons who own more than 10% of the Company's Common Stock are required to report their ownership of equity securities of the Company, and any changes in that ownership to the Securities Exchange Commission and to the Company. Based solely upon a review of reports furnished to the Company (the "Section 16(a) Reports") by such persons on Forms 3, 4 or 5 for the year ended December 31, 1999, there were no omissions from or late filings of Section 16(a) Reports.

       Executive Officers

            The executive officers of Exolon-ESK Company are as follows:

               J. Fred Silver            President and Chief Executive Officer

               Michael G. Pagano         Chief Financial Officer and Vice
                                         President-Finance

               Kersi Dordi               Vice President Aluminum Oxide &
                                         Specialty Products

               Armand Ladage             Vice President Silicon Carbide
               John L. Redshaw           Vice President of Sales & Marketing

               Nancy E. Gates            Secretary/General Counsel

            The business backgrounds of the Company's executive officers are as follows:

            Mr. Silver, age 54 has been the President and Chief Executive Officer since February 1996 with a one-year break from 8/97-9/98.
       From April 1995 to February 1996 he was a member of the Company's Board of Directors. He served as President of Carborundum Abrasives Co. from 1981 through 1992 and as President of Time Release Sciences, Inc., a foam manufacturer from January 1993 through February 1996, and again from August 1997 through September 1998.

            Mr. Pagano, age 34, served as Acting Vice President of Finance/Chief Financial Officer from July 1999 through December 1999. In January 2000 he was promoted to Chief Financial Officer. From January 1994 to December 1997, he worked as a Senior Financial Analyst at a food manufacturer, Rich Products Corporation, located in Buffalo, New York.

            Mr. Dordi, age 51, has served as a Vice President of Aluminum Oxide & Specialty Products Manufacturing since October 1995 and has served as the General Manager of the Company's Canadian subsidiary, Exolon-ESK Company of Canada, Ltd., since September 1992. In January 1995, he became a member of the Company's Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. From November 1990 to September 1992, he served as the Plant Manager for the Company's Thorold, Ontario plant, and from 1986 to November of 1990, he served the Company in various technical and managerial capacities.

            Mr. Ladage, age 46, has served as a Vice President Silicon Carbide since October 1995. In January 1995, he became a member of the Company's Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. He has served as the Plant Manager of the Company's Hennepin, Illinois operations since 1978.

            Mr. Redshaw, age 45, has served as Vice President of Sales and Marketing since October 1995. In January 1995, he became a member of the Company's Operating Committee, and in March 1995 was appointed as an executive officer on the Operating Committee. He has served as Metallurgical Sales and Marketing Manager for the Company since 1989.

            Ms. Gates, age 35, has been the General Corporate Secretary since February 29, 1996. Since February 29, 1996, she has been employed as the Company's General Counsel. From 1990 to 1996, Ms. Gates was a corporate attorney at the law firm of Magavern, Magavern, & Grimm, LLP, Buffalo, New York.

       Compensation of Executive Officers

            The following Summary Compensation Table sets forth information concerning compensation for services in all capacities for the Company and its subsidiaries for the fiscal years ended December 31, 1999, 1998, and 1997 of those persons who were, at December 31, 1999, (i) the chief executive officer of the Company and (ii) executive officers of the Company and its subsidiaries during 1999 whose annual base salary and bonus compensation exceeded $100,000, (collectively, the "Named Officers").

       Summary Compensation Table


                                           Annual Compensation
                                                                     All Other
        Name and Principal                                         Compensation
        Position               Year       Salary          Bonus         (1)
        -----------------------------------------------------------------------
        J. Fred Silver         1999      $168,000        $18,480       $20,331
        President and          1998       $53,462         $8,374        $3,575
        Chief Executive        1997      $103,000        $76,125       $11,543
        Officer

        Kersi Dordi            1999      $110,700        $12,174       $16,499
        Vice President         1998      $108,000        $16,200       $15,871
        Aluminum Oxide &       1997       $97,000        $47,530       $15,270
        Specialty
        Fusions

        Armand Ladage          1999      $110,700        $12,174       $16,396
        Vice President         1998      $108,000         20,520       $15,731
        Silicon Carbide        1997       $90,000        $45,000       $15,085


        John L. Redshaw        1999      $110,700        $12,174       $16,243
        Vice President         1998      $108,000         13,500        15,450
        Sales &                1997       $97,000        $48,500       $14,531
        Marketing

             (1) Includes matching contributions made by the Company under the Company's Savings Plan for U.S. Salaried Employees (the "401(k) Plan"), premiums paid by the Company on term life insurance, amounts contributed under the Company's Retirement Plan for U.S. Salaried Employees and amounts paid under a car allowance policy.


       Compensation (Executive) Committee Interlocks and Insider
       Participation

            Elektroschmelzwerk Kempten GmbH ("Kempten") is a subsidiary of Wacker Chemie GmbH ("Wacker Chemie"), which is the owner of all of the outstanding stock of Wacker Engineered Ceramics, Inc. ("Wacker Ceramics"), and Wacker Ceramics is the owner of all of the Company's outstanding Class A Common Stock and Series B Preferred Stock. The Company is the successor to a merger of ESK Corporation (wholly owned subsidiary of Wacker Chemie) into The Exolon Company which was effected on April 27, 1984. Pursuant to an exclusive distributorship and sales representation agreement which was entered into with Kempten at the time of the merger, the Company purchased $1,555,000 and $2,699,000 of certain products from Kempten, during 1999 and 1998, respectively.

            The Company and Kempten maintain a joint patent covering certain technology developed and implemented at the Company's Hennepin facility and are joint applicants with respect to another such patent. The patent and patent application relating to joint ownership rights in the subject technology.

            Dr. Fritz Petersen and Craig A. Rogerson, who is the President of Wacker Silicones Corporation, (another wholly owned subsidiary of Wacker Chemie), serve on the Executive Committee.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

            Common Stock and Series A Preferred. The stock ownership of the only persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Common Stock and of the Series A Preferred Stock as of February 1, 2000, and such stock ownership of all directors and officers of the Company as a group as of that date are as follows:


                                                           Shares of   Percent
                                    Shares of    Percent   Series A       of
                                     Common        of      Preferred  Outstand-
                                      Stock     Outstand-    Stock       ing
            Name & Address            Bene-       ing        Bene-     Series A
             Of Beneficial          ficially     Common    ficially   Preferred
                 Owner              Owned (1)     Stock    Owned (1)    Stock
      -------------------------------------------------------------------------
      Patrick W.E. Hodgson, et al  205,130(2)        42.6     18,334     94.7
      60 Bedford Road - 2nd Floor
      Toronto, Ont., Canada M5R 2K2

      Ferro Alloys Services, Inc.   90,800(3)        18.8        ---     ---
      Suite 463
      Carborundum Center
      Niagara Falls, NY 14303

      William J. Burke,III,         30,370(4)         6.3        ---     ---
      et al.
      111 Devonshire Street
      Boston, MA 02109

      Woobourne Partners, L.P.         31,000         6.4        ---     ---
      200 N. Broadway, Suite 825
      S. Louis, MO 63102

      All Directors and Officers   294,330(5)        61.1     18,334     94.7
      as a group.
      (12 persons)


       (1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.
       (2) Beneficially owned by a group composed of: Patrick W.E. Hodgson (77,270); William J. Magavern II and James L. Magavern, as co-executors of the Estate of Samuel D. Magavern (15,260); Brent D. Baird (1,300); Aries Hill Corp. (a private holding company whose controlling shareholders include Brent D. Baird, Bruce C. Baird, Brian D. Baird and Bridget B. Baird) (14,000); Bridget B. Baird, as trustee of a family trust (9,800); Jane D. Baird (9,000); The Cameron Baird Foundation (a charitable foundation whose trustees include Jane D. Baird, Bridget B. Baird, Brian D. Baird, Bruce C. Baird and Brenda B. Senturia) (5,700); First Carolina Investors, Inc. (a Delaware corporation whose directors include Brent D. Baird, Bruce C. Baird, Patrick W.E. Hodgson, Theodore E. Dann, Jr. and H. Thomas Webb) (57,100); William J. Magavern II (5,000); and, James L. Magavern (2,000). Members of the group had sole voting and investment power with respect to 168,706 shares and shared voting and investment power with respect to 27,724 shares, and reported that they had agreed to evaluate jointly any proposal presented to the Company's shareholders pursuant to which Wacker Chemical Corporation may acquire all or substantially all of the assets of the Company.
       (3) Owned by Ferro Alloys Services, Inc., a corporation of which Theodore E. Dann, Jr., who is Chairman of the Board of the Company, is a director, officer and corporate attorney. Includes 2,000 shares held in the name of the Estate of Theodore E. Dann that are beneficially owned by Ferro Alloys Services, Inc.
       (4) Includes 25,500 shares owned by William J. Burke Jr., Marital Trust, State Street Bank
       (5) Except as otherwise indicated above, members of the group have sole voting and investment power with respect to such shares.

            Beneficial Owner of Class A Common Stock and Series B Preferred Stock. The stock ownership of the only beneficial owner of the Class A Common Stock and Series B Preferred Stock of the Company as of February 1, 2000 is as follows:


                                                                   Shares of
                                                   Shares of        Series B
                                                 Class A Common    Preferred
                                                     Stock           Stock
                                                  Beneficially    Beneficially
                                                     Owned           Owned
                    Name & Address                (Percent of     (Percent of
                     of Beneficial                   Class           Class
                         Owner                    Outstanding)    Outstanding)
        ----------------------------------------------------------------------
        Wacker Engineered Ceramics, Inc.         512,897 (100%)  19,364 (100%)
        c/o Wacker Chemical Holding
        Corporation
        3301 Sutton Road
        Adrian, MI  49221-9397

     Item 13.  Certain Relationships and Related Transactions

               None.


                                 PART IV

         Item 14.  Exhibits, Financial Statement Schedules and Reports on
         Form 8-K

              (a) The following documents are filed as part of this
                  report
                                                         Page In Form 10-K
               1) Report of Independent Auditors                13

                  Financial Statements:
                       Consolidated Statements of               14
                       Operations, three years
                       ended December 31, 1999

                       Consolidated Balance Sheets at           15
                       December 31, 1999 and 1998

                       Consolidated Statements of Cash          16
                       Flows, three years ended
                       December 31, 1999

                       Consolidated Statements of               17
                       Changes in Stockholders'
                       Equity, three years ended
                       December 31, 1999

                       Notes to Consolidated Financial          18
                       Statements

               2) Financial Statement Schedule for
                  three years ended
                  December 31, 1999:

                  II   Valuation and qualifying                 44
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

      3A(1)     Certificate of Merger        Exhibit 3A(1) to the
                                             Report on Form 10-K for
                                             the year ended Dec 31,
                                             1995*

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

      3I        Restated Bylaws containing   Exhibit 3I to the Report
                all previous amendments      on Form 10-K for the
                adopted                      year ended Dec 31, 1996*

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

      10D(23)A  Amendment Credit Agreement   Exhibit 10D(23)A to the
                dated December 1, 1996       Report on Form 10-K for
                                             the year ended December
                                             31, 1996*

      10D(24)   Industrial Revenue Bond      Exhibit 10D(24) to the
                Agreement dated January 1,   report on Form 10-K for
                1993.                        the year ended Dec 31,
                                             1997*

      10D(25)   Industrial Revenue Bond      Exhibit 10D(25) to the
                Loan Agreement dated         Report on Form 10-K for
                December 1, 1996             the year ended Dec 31,
                                             1996*

      10D(26)   Building Loan Agreement      Exhibit 10D(26) to the
                dated December 1, 1996       Report on Form 10-K for
                                             the year ended Dec 31,
                                             1996*

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

      22        Subsidiaries of the          Exhibit 22
                registrant

      27        Financial Data Schedule      Exhibit 27
      (b)       Reports on Form 8-K:

                None.
      (c) All exhibits required by Item 601 of Regulation S-K are included in Item 14(a)(3).

      * Incorporated herein by reference.



                     Exolon-ESK Company and Subsidiaries
                      Valuation and Qualifying Accounts
                     Three Years Ended December 31, 1999
                           (thousands of dollars)


                                      Additions
                             Balance   Charged
                              at Be-   to Costs                Balance
                             ginning     and                   at End
           Description       of Year   Expenses  Adjustments   of Year
           -----------------------------------------------------------
      Deducted from assets

      Allowance for
      doubtful  accounts

      Year ended
      December 31, 1999        $249       -        ($99)(a)     $150
      Year ended
      December 31, 1998        $350       -       ($101)(a)     $249
      Year ended
      December 31, 1997        $502      $10      ($162)(a)     $350

      Allowance for slow-
      moving and obsolete
      inventory

      Year ended
      December 31, 1999        $257      $120         -         $377
      Year ended
      December 31, 1998        $196      $120       ($59)       $257
      Year ended
      December 31, 1997        $297      $101         -         $196

     (a) Uncollectible accounts written off, net of recoveries.
     (b) Bad debt recoveries.



     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    March 15, 2000           EXOLON-ESK COMPANY


                              By  s/J. Fred Silver
                                  ----------------------------
                                 J. Fred Silver, President and
                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



      S/J. Fred Silver             S/Michael Pagano
      ----------------             ----------------
      J. Fred Silver,               Michael Pagano,
      President and Chief           Vice President
      Executive Officer             Finance and
                                    Chief Financial
                                    Officer
      S/Theodore E. Dann, Jr.
      -----------------------
      Theodore E. Dann, Jr.    Chairman of the Board  March 15, 2000


      S/Brent D. Baird
      ----------------
      Brent D. Baird                  Director        March 15, 2000


      S/Craig A. Rogerson
      -------------------
      Craig A. Rogerson               Director        March 15, 2000


      S/Dr. Fritz Petersen
      --------------------
      Dr. Fritz Petersen              Director        March 15, 2000


      S/David S. Shellabarger
      -----------------------
      David S. Shellabarger           Director        March 15, 2000


      S/Patrick W.E. Hodgson
      -----------------------
      Patrick W.E. Hodgson            Director        March 15, 2000





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

      10D(23)  Amendment Credit Agreement    Exhibit 10D(23)A to the
      A        dated December 1, 1996        Report on Form 10-K for
                                             the year ended December
                                             31, 1996*

      10D(24)  Industrial Revenue Bond       Exhibit 10D(24) to the
               Agreement dated January 1,    report on Form 10-K for
               1993.                         the year ended December
                                             31, 1997*

      10D(25)  Industrial Revenue Bond Loan  Exhibit 10D(25) to the
               Agreement dated December 1,   Report on Form 10-K for
               1996                          the year ended December
                                             31, 1996*

      10D(26)  Building Loan Agreement       Exhibit 10D(26) to the
               dated December 1, 1996        Report on Form 10-K for
                                             the year ended Dec 31,
                                             1996*

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