Form 10-Q
period 2000-03-31
EXOLON ESK CO
filed 2000-05-10
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
          (Mark   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           One)               SECURITIES EXCHANGE ACT OF 1934
           [X]

             For the quarterly period ended         March 31, 2000


                                         OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934


           Commission file number                  1-7276

                                 EXOLON-ESK COMPANY
               (Exact name of registrant as specified in its charter)


                  Delaware                            16-0427000
               --------------                       ---------------
              (State or other                      (I.R.S. Employer
              jurisdiction of                     Identification No.)
              incorporation or
               organization)

                 1000 East Niagara Street, Tonawanda, New York 14150
                 ---------------------------------------------------
                     (Address of Principal Executive Offices)
                                    (Zip Code)

                                  (716) 693-4550
                 --------------------------------------------------
                (Registrant's telephone number, including area code)



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

          As of April 28, 2000 registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                          PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements
                                Exolon-ESK Company
                       Consolidated Condensed Balance Sheet
                       (in thousands except share amounts)

                                                 (Unaudited)
       ASSETS                                       March 31, December 31,
                                                         2000         1999
                                                   ---------- ------------
       Current assets:

            Cash                                       $5,816      $ 5,328
            Accounts receivable (less allowance
             for doubtful accounts of $150 in           6,078        6,109
             2000 and $150 in 1999)
            Income Taxes Recoverable                      194          759
            Inventories                                15,686       16,929

            Prepaid expenses                              338          237
            Deferred income taxes                         250          249
                                                    ---------    ---------
            Total Current Assets                       28,362       29,611
       Investment in Norwegian joint venture            5,316        5,464
       Property, plant and equipment, at cost          77,111       76,633

       Accumulated depreciation                      (52,428)     (51,564)
                                                    ---------    ---------
            Net property, plant and equipment          24,683       25,069
       Bond sinking fund                                3,630        3,335
       Other assets                                     1,586        1,609
                                                    ---------    ---------
       Total Assets                                   $63,577      $65,088
                                                    =========    =========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:
            Note payable                           $    1,299   $   1,436

            Current maturities of long-term debt
              and sinking fund requirements               967          967
            Accounts payable                            2,939        3,754
            Accrued expenses                            1,301        1,550
                                                    ---------    ---------
                 Total Current Liabilities              6,506        7,707
       Deferred income taxes                            2,340        2,342

       Long-term debt excluding current portions       19,833       19,833
       Other long-term liabilities                      2,134        2,296
                                                    ---------    ---------
                 Total Liabilities                     30,813       32,178
                                                    ---------    ---------
       Stockholders' equity:

            Preferred stock - Series A -
             19,364 shares issued                         276          276
            Preferred stock - Series B -
             19,364 shares issued                         166          166
            Common stock, $1 par value -
             512,897 issued, 481,995 outstanding          513          513
            Class A common stock, $1 par value -
             512,897 issued/outstanding                   513          513
            Additional paid-in capital                  4,345        4,345
            Retained earnings                          28,647       28,793
            Accumulated other comprehensive
             income                                   (1,328)      (1,328)

            Treasury stock, at cost                     (368)        (368)
                                                      -------     --------
                 Total Stockholders' Equity            32,764       32,910
                                                      -------     --------
       Total Liabilities and Stockholders'
         Equity                                       $63,577      $65,088
                                                     ========     ========
         The accompanying notes are an integral part of these statements.

                                Exolon-ESK Company
                  Consolidated Condensed Statements of Operations
                                     Unaudited
                      (in thousands except per share amounts)

                                                     Three Months
                                                    Ended March 31,
                                                    --------------


                                                      2000   1999
                                                    ------  ------
       Net sales                                    $13,534 $14,223
       Cost of goods sold                            11,175  12,041
                                                     ------ -------
            Gross Profit                              2,359   2,182
                                                     ------ -------
       Operating Expenses
       Depreciation                                     890     915
       Selling, general & administrative
        expenses                                      1,118   1,232
       Research and development                          17      17
                                                     ------ -------

            Total Operating Expenses                  2,025   2,164
                                                     ------ -------

       Operating (Loss) Income                          334      18
                                                     ------ -------


       Other Income (Expense):
            Equity in (Loss)Earnings before
             income taxes of Norwegian                (148)    (74)
             Jt. venture
            Interest expense                          (323)   (399)
            Miscellaneous income(expense)               (8)     588
                                                     ------  ------

            Total Other Income(Expense)               (479)     115
                                                     ------  ------

       Earnings before income taxes                   (145)     133

       Income tax benefit (expense)                       9    (56)

       Net (Loss)Earnings                            ($136)     $77
                                                     ======  ======

       Earnings Per Common Share:

            Basic                                   ($0.15)   $0.07
            Diluted                                 ($0.14)   $0.07

       Earnings Per Class A Common Share:
            Basic                                   ($0.15)   $0.06
            Diluted                                 ($0.14)   $0.06


            The accompanying notes are an integral part of these statements.


                                  Exolon-ESK Company
                   Consolidated Condensed Statements of Cash Flows
                                      Unaudited
                                    (in thousands)
                                                          Three Months
                                                        Ended March 31,

                                                          2000     1999
                                                         -----    -----

              Net cash provided by operating activities $1,408   $2,220
                                                        ------   ------


              Cash Flow from Investing Activities:
                  Capital expenditures                   (478)    (409)
                                                         -----    -----

              Cash Flow from Financing Activities:
                  Net payments on long-term debt         (137)  (1,292)

                  Payments to bond sinking fund          (294)    (262)
                  Dividends paid                          (11)        -
                                                         -----   ------
              Net Cash (Used in)Provided by Financing
              Activities                                 (442)  (1,554)
                                                         -----   ------


              Net increase in cash                         488      257

              Cash at beginning of period                5,328    5,289
                                                         -----    -----

              Cash at end of period                     $5,816   $5,546
                                                        ======   ======


                 The accompanying notes are an integral part of these
                                     statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)


          NOTE 1    The  accompanying   unaudited  consolidated   condensed
                    financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for
                    complete  financial statements.    In  the  opinion  of
                    management, all  adjustments    (consisting  of  normal
                    recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                    For  further  information,   refer  to  the   financial
                    statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of March 31, 2000 and December 31, 1999:


                                                March  31,
                                                      2000 December 31,
                                               (Unaudited)         1999
                                              ------------  -----------
                    Raw Materials                     $777        $1,092

                    Semi-Finished and
                     Finished Goods                 17,231        17,713

                    Supplies and Other                 740         1,186
                                                 ---------      --------

                                                    18,748        19,991
                     Less:  LIFO Reserve           (3,062)       (3,062)
                                                 ---------      --------

                                                   $15,686       $16,929
                                                 =========      ========

          NOTE 3    Contingencies


               a.   Environmental issues

                    (i)  Hennepin, Illinois Plant


                    On October 6, 1994, the Company entered into a  Consent
               Order (the Consent Order ) with the Illinois Attorney General and the Illinois Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them, which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provided a schedule for the Company to install a Continuous Emissions Monitoring System
               (CEMS) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit.

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

                    b.   Legal Matters

                    (i)  Federal Proceedings and Related Matters


                    On October 18, 1994, a lawsuit was commenced in the U.S.
               District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK
               Company."   The suit purports to  be a class action  seeking
               treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned
                Arden Architectural  Specialties, Inc. v. Washington  Mills
               Electro Minerals Corporation and Exolon-ESK Company,  (95-CV-
               05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. In October 1997, the Norton Company was named an additional defendant in both cases. The ultimate liability, if any, that could result from these lawsuits cannot presently be determined, although the Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.



               NOTE 4    Comprehensive Income

                         During the three months ended March 31, 2000 and 1999, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.


               NOTE 5    Earnings Per Share

                    The following table sets forth the computation of basic
               and diluted earnings per share (in thousands except share information):


                                                       Three Months Ended
                                                           March 31,
                                                       2000         1999
                                                      ------        ------
              Numerator: Net income
               available to common                    ($147)        $  66
               stockholders after preferred           ======       =======
               stock dividends
               Numerator for basic earnings
               per share:

                   Common stockholders (50%)            (73)           33
                   Class A common                       (74)           33
                    stockholders (50%)                ------       ------

                                                       (147)           66

               Effect of Dilutive Securities-
                Preferred Stock Dividends                 -            -
               Net income available to common
                stockholders after assumed
                conversion of preferred stock         ($147)         $ 66
                                                      ======       ======

               Numerator for diluted earnings
               per share:
                   Common stockholders (50%)            (73)           33

                   Class A common
                    stockholders (50%)                  (74)           33
                                                      ------       ------
                                                      ($147)         $ 66
                                                      ======       ======

          Note 5:

               Earnings Per Share - Con't

               Denominator: Common stock
                   Denominator for basic             481,995      481,995
                    earnings per share -
                    weighted average shares
                   Effect of dilutive
                    securities - convertible               -            -
                    preferred stock                   ------       ------

                   Denominator for diluted
                    earnings per share -
                    adjusted weighted average
                    shares and assumed               481,995      481,995
                    conversions                       ======       ======
                 Class A common stock:

                   Denominator for basic
                    earnings per share -             512,897      512,897
                    weighted average shares
                   Effect of dilutive
                    securities - convertible               -            -
                    preferred stock                   ------       ------

                   Denominator for diluted
                    earnings per share -
                    adjusted weighted average
                    shares and assumed               512,897      512,897
                    conversions                       ======       ======


              Basic Earnings Per Share:
                   Common Stock                       ($0.15)      $0.07

                   Class A Common Stock               ($0.14)      $0.06


              Dilutive Earnings Per Share:

                   Common Stock                       ($0.15)      $0.07

                   Class A Common Stock               ($0.14)      $0.06


              The effect of the convertible preferred stock was not considered for 2000 and 1999 because the effect would have been anti-dilutive.


              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Results of Operations

              Comparison of the three months ended March 31, 2000 with the three months ended March 31, 1999.

              Net Sales. Net sales decreased $689,000 to $13,534,000 in the first three months of 2000, a decrease of 5% compared to net sales of $14,233,000 in the first three months of 1999. The decline in sales was due to a decrease in volume and increased pressur e on prices resulting from a decrease in demand combined with an increase in foreign competition.

              Gross Profit. Gross profit before depreciation expense was $2,359,000 in the first three months of 2000 compared to $2,182,000 in the first three months of 2000. As a percent of sales, gross margins were 17.4% in the first three months of 2000 compared to 15.3% in the first three months of 1999. The increase in gross profit as a percent of net sales was
              attribu ted  to  overall  cost  reduction    efforts  at  all
              facilities, which included running furnaces using off peak electricity and reducing general and administrative expenses.

              Operating Expenses. Operating expenses including depreciation, were $2,025,000 during the first three months of 2000 versus
              $2,164, 000 during  the  first three  months  of 1999.    The
              decreas e in  operating  expenses  is a  result  of  spending
              reductions   of   $114,000  in   selling  and   general   and
              administrative expenses. Depreciation as a percent of sales was 6.6% in the first three months of 2000 compared to 6.4% for the first three months of 1999.

              Operating Income. Operating income was $334,000 in the first three months of 2000 compared to $18,000 in the first three months of 1999. The increase in operating income is primarily due to cost reduction efforts noted above.

              Norwegian Joint Venture. The company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was a loss of $148,000 for the first three months of 2000 versus a loss of $74,000 in the first three months of 1999.

              Interest and Miscellaneous Income. Interest expense decreased to $323,000 in the first three months of 2000 versus $399,000
              in the first three months of 1999.   The decrease in interest
              expense is primarily due to lower outstanding balances on the Company's line of credit. Miscellaneous expense of $8,000 was
              received   in  the  first   three  months   of  2000   versus
              miscellaneous income of $588,000 incurred in the first three months of 1999. In 1999, the Company's miscellaneous income was due to the settlement of a business interruption claim in Thorold related to an incident in 1998 and class action settlements of two antitrust litigation claims from suppliers of materials to Exolon-ESK.

              Income Tax. The Company's effective tax rate for the first three months of 2000 was an overall 6% tax benefit comprised of a 42% effective tax rate expense on US income and 36% effective tax rate benefit on foreign losses versus a combined effective tax rate expense of 42% for the first three months of 1999.

              Liquidity and Capital Resources

              As of March 31, 2000, working capital (current assets less current liabilities) has decreased by $48,000 to $21,856,000 when compared to $21,904,000 as of December 31, 1999. Inventories have decreased by $1,243,000 from $16,929,000 as of December 31, 1999 to $15,686,000 as of March 31, 2000.

              For the three months ended March 31, 2000, net cash provided by operating activities was $1,408,000. Cash reserves increas ed by $488,000 as of March 31, 2000 compared to December 31, 1999. Net cash provided by operating activities was used to reduce outstanding debt by $431,000 and to fund capital expenditures of $478,000.

              The Company's current ratio increased to 4.4 to 1.0 at March 31, 2000 from 3.8 to 1.0 as of December 31, 1999. The ratio of total liabilities to shareholders' equity remained 1.0 to 1.0
              as  of  March 31,  2000 and  December 31,  1999.   Management
              believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

              Reference is made to the information included in Note 3(b) to the Notes to Consolidated Condensed Financial Statements under the caption Legal Matters , which is hereby incorporated herein by reference.

              Impact of the Year 2000

              The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed properly.

              PART II - OTHER INFORMATION

              Item 1.  Legal Proceedings

                   Reference is made to the information included  in Note 3
              to the Consolidated Condensed Financial Statements of the Company included under Part I, Item 1 of this Form 10-Q, which is hereby incorporated herein by reference.

              Item 2.  Change in Securities - None


              Item 3.  Defaults Upon Senior Securities - None


              Item 4.  Submission of Matters to a Vote of Security Holders -

              None


              Item 5.  Other Information - None


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

              EXOLON-ESK COMPANY



              /s/J. Fred Silver
              ________________________
              J. Fred Silver
              President and Chief Executive Officer



              /s/Michael G. Pagano
              ________________________
              Michael G. Pagano
              Vice President Finance and
              Chief Financial Officer




              Date:     May 4, 2000