Form 10-Q
period 2000-06-30
EXOLON ESK CO
filed 2000-08-11
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q
          (Mark   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           One)               SECURITIES EXCHANGE ACT OF 1934
           [X]

             For the quarterly period ended          June 30, 2000

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


                  1000 East Niagara Street, Tonawanda, New York
                                      14150
                  ----------------------------------------------
                     (Address of Principal Executive Offices)
                                    (Zip Code)

                                  (716) 693-4550
                         -------------------------------
                         (Registrant's telephone number,
                               including area code)



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

          As of July 31, 2000 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                            PART I - FINANCIAL INFORMATION
                             Item 1.  Financial Statements

                                  Exolon-ESK Company
                         Consolidated Condensed Balance Sheet
                          (in thousands except share amounts)
                                                    (Unaudited)
          ASSETS                                       June 30, December 31,
                                                           2000         1999
                                                       -------- ------------
          Current assets:
               Cash                                      $5,201      $ 5,328

               Accounts receivable (less allowance
                for doubtful accounts of                  5,995        6,109
                $150 in 2000 and $150  in 1999)
               Income Taxes Recoverable                       -          759
               Inventories                               15,208       16,929
               Prepaid expenses                             299          237

               Deferred income taxes                        249          249
                                                       --------     --------
               Total Current Assets                      26,952       29,611
          Investment in Norwegian joint venture           5,386        5,464
          Property, plant and equipment, at cost         77,325       76,633
          Accumulated depreciation                     (53,301)     (51,564)
                                                       --------     --------

               Net property, plant and equipment         24,024       25,069
          Bond sinking fund                               3,916        3,335
          Other assets                                    1,565        1,609
                                                       --------     --------
          Total Assets                                  $61,843      $65,088
                                                       ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
               Note payable                          $      159    $   1,436
               Current maturities of long-term debt         967          967

               Accounts payable                           2,691        3,754
               Accrued expenses                           1,442        1,550
               Income taxes payable                          59          -
                                                       --------     --------
                    Total Current Liabilities             5,318        7,707
                                                       --------     --------
          Deferred income taxes                           2,343        2,342

          Long-term debt excluding current portions      19,833       19,833
          Other long-term liabilities                     1,926        2,296
                                                       --------     --------
                    Total Liabilities                    29,420       32,178
                                                       --------     --------
          Stockholders' equity:

               Preferred stock - Series A -                 276          276
                19,364 shares issued
               Preferred stock - Series B -                 166          166
                19,364 shares issued
               Common stock, $1 par value - Auth.           513          513
                600,000 shares, 512,897 issued
               Class A common stock, $1 par value -         513          513
                Auth. 600,000, 512,897 issued

               Additional paid-in capital                 4,345        4,345
               Retained earnings                         28,306       28,793
               Accumulated other comprehensive          (1,328)      (1,328)
                income
               Treasury stock, at cost                    (368)        (368)
                                                       --------     --------

                    Total Stockholders' Equity           32,423       32,910
                                                       --------     --------
          Total Liabilities and Stockholders'           $61,843      $65,088
           Equity                                      ========     ========

           The accompanying notes are an integral part of these statements.

                                   Exolon-ESK Company
                    Consolidated Condensed Statements of Operations
                                       Unaudited
                        (in thousands except per share amounts)

                                                Three Months     Six Months
                                               Ended June 30,  Ended June 30,
                                               --------------  --------------

                                                 2000    1999    2000    1999
                                               -------  ------ ------- -------
          Net sales                            $12,574 $12,817 $26,108 $27,040
          Cost of goods sold                    10,862  10,986  22,037  23,027
                                               ------- ------- ------- -------
               Gross Profit                      1,712   1,831   4,071   4,013
                                               -------- ------ ------- -------


          Operating Expenses
          Depreciation                             890     915   1,780   1,830
          Selling, general & administrative
           expenses                                971   1,315   2,089   2,548
          Research and development                   2      12      19      29
                                               -------- ------ ------- -------

               Total Operating Expenses          1,863   2,242   3,888   4,407
                                               -------- ------ ------- -------

          Operating (Loss) Income                (151)   (411)     183   (394)
                                               ------- ------- ------- -------


          Other Income (Expense):
               Equity in (Loss) Earnings
                before income taxes of
                Norwegian Jt. venture               69   (125)    (79)   (199)
               Interest expense                  (297)   (411)   (620)   (810)
               Miscellaneous income (expense)     (77)     207    (85)     796
                                               ------- ------- ------- -------
               Total Other Income (Expense)      (305)   (329)   (784)   (213)
                                               ------- ------- ------- -------
          (Loss) Earnings before income taxes    (456)   (740)   (601)   (607)

          Income tax benefit (expense)              11     287     125     231
                                               ------- ------- ------- -------
          Net (Loss) Earnings                   ($340)  ($453)  ($476)  ($376)
                                               ======= ======= ======= =======

          Earnings Per Common Share:
               Basic                           ($0.36) ($0.48) ($0.52) ($0.41)
               Diluted                         ($0.36) ($0.48) ($0.52) ($0.41)

          Earnings Per Class A Common Share:
               Basic                           ($0.34) ($0.45) ($0.49) ($0.39)
               Diluted                         ($0.34) ($0.45) ($0.49) ($0.39)


              The accompanying notes are an integral part of these statements.



                                  Exolon-ESK Company
                    Consolidated Condensed Statements of Cash Flows
                                       Unaudited
                                    (in thousands)
                                                        Six Months Ended
                                                            June 30,
                                                            2000    1999
                                                          --------------

              Net cash provided by operating activities   $2,431  $5,215
                                                          ------  ------
              Cash Flow from Investing Activities:
                   Gain on disposal of fixed assets            3     -
                  Capital expenditures                     (692)   (730)
                                                          ------ -------
              Net Cash Used in Investing Activities        (689)   (730)
                                                          ------ -------
              Cash Flow from Financing Activities:
                  Repayments on debt                     (1,277) (4,368)
                  Payments to bond sinking fund            (581)   (510)
                  Dividends paid                            (11)    (33)
                                                         ------- -------
              Net Cash Used in Financing Activities      (1,869) (4,911)
                                                         ------- -------
              Net increase in cash                         (127)     426
              Cash at beginning of period                  5,328   5,289
                                                         ------- -------
              Cash at end of period                       $5,201  $4,863
                                                         ======= =======

              The accompanying notes are an integral part of these statements.

                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

          NOTE 1 The accompanying unaudited consolidated condensed financial statements of Exolon-ESK Company (the
                     Company ) have been prepared in accordance with
                    generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of June 30, 2000 and December 31, 1999:

                                                  June 30, December 31,
                                                   2000        1999
                                               (Unaudited)
                                              ------------ ------------
                    Raw Materials                     $802       $1,092
                    Semi-Finished and
                     Finished Goods                 16,347       17,713
                    Supplies and Other               1,121        1,186
                                                   -------      -------
                                                    18,270       19,991
                     Less:  LIFO Reserve           (3,062)      (3,062)
                                                   -------      -------
                                                   $15,208      $16,929
                                                   =======      =======

          NOTE 3    Contingencies

          a.   Environmental issues

               (i) Hennepin, Illinois Plant

                    On October 6, 1994, the Company entered into a Consent
               Order (the Consent Order ) with the Illinois Attorney General and the Illinois Attorney General and the Illinois Environmental Protection Agency ( IEPA ) in complete settlement of a complaint brought by them, which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provided a schedule for the Company to install a Continuous Emissions Monitoring System ( CEMS ) and to implement the required Best Available Control Technology ( BACT ) for air emissions, pursuant to an IEPA approved construction and operating permit.

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

                    In Spring 2001, the Company will proceed with the
               replacement of the liner on lagoon 1 and related pond matters. Discussions are ongoing with IEPA. The existing construction permit 1998-EO-0706, which will expire in July 2001, will be used to complete the project.

               (ii) Superfund Site

                    A special Notice of Liability was received by the
               Company from the US EPA for the Remedial Design/Remedial Action Phase of the Lenz Oil Services, Inc. Superfund Site. The Company is one of over seventy potentially responsible parties. The Notice alleges joint and several liability based upon the premise that the soil and ground water were contaminated with oil and solvent waste containing hazardous constituents. The ultimate liability that could result from this Site and Notice is presently being determined. A settlement between $125,000 and $175,000 is probable by the end of 2000, as a result of current negotiations.

               (iii)Norwegian Joint Venture

                    The Government of Norway continues to hold discussions
               with certain Norwegian industries including the abrasive industry concerning the implementation of reduced gaseous emission standards. The Company's joint venture is participating in these discussions to help achieve the Norwegian Government's objectives as well as assuring long term economic viability for the joint venture.

                    The Norwegian State Pollution Control Authority has
               issued limits on Sulfur Dioxide emissions that apply to all Norwegian silicon carbide producers. In addition, a new tax has been imposed on the purchase of coke as part of the limits for gaseous emissions. The Company's joint venture is currently evaluating strategies to address the increase the tax will have on its manufacturing. The joint venture has met the sulfur requirements with changes in production techniques and raw material procurement including low sulfur coke.

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


          NOTE 4    Comprehensive Income

                    During the three months and six months ended June 30, 2000 and 1999, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.


          NOTE 5    Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share (in thousands except share information):


                                           Three Months      Six Months
                                          Ended June 30,   Ended June 30,
                                           2000    1999     2000     1999
                                          ------  ------   ------   ------

          Numerator: Net income (loss)
           attributable to common
           stockholders after preferred   ($351)   ($464)   ($498)  ($398)
           stock dividends                ======   ======   ======  ======

          Numerator for basic earnings
          per share:
              Common stockholders (50%)    (175)    (232)    (249)   (199)


              Class A common
               stockholders (50%)          (176)    (232)    (249)   (199)
                                          ------   ------   ------  ------
                                           (351)    (464)    (498)   (398)

          Effect of Dilutive
           Securities-                       -        -        -       -
           Preferred Stock Dividends      ------   ------   ------  ------
          Net income (loss)
            attributable to common
            stockholders after assumed
            conversion of preferred       ($351)   ($464)   ($498)  ($398)
            stock                         ======   ======   ======  ======

          Numerator for diluted
          earnings per share:

              Common stockholders (50%)    (175)    (232)    (249)   (199)
              Class A common               (176)    (232)    (249)   (199)
               stockholders (50%)         ------   ------   ------  ------

                                          ($351)   ($464)   ($498)  ($398)
                                          ======   ======   ======  ======

          NOTE 5  Earnings Per Share -
           Con't

          Denominator: Common stock

              Denominator for basic
               earnings per share -
               weighted average shares   481,995  481,995  481,995 481,995
              Effect of dilutive
               securities - convertible
               preferred stock               -        -        -       -
                                         -------  -------  ------- -------

              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions       481,995  481,995  481,995 481,995
                                         =======  =======  ======= =======


            Class A common stock:
              Denominator for basic
               earnings per share -
               weighted average shares   512,897  512,897  512,897 512,897

              Effect of dilutive
               securities - convertible
               preferred stock               -        -        -        -
                                         -------  -------  ------- -------
              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions       512,897  512,897  512,897 512,897
                                         =======  =======  ======= =======


         Basic Earnings Per Share:
              Common Stock                  ($0.36)  ($0.48)($0.52) ($0.41)
              Class A Common Stock          ($0.34)  ($0.45)($0.49) ($0.39)

         Dilutive Earnings Per Share:
              Common Stock                  ($0.36)  ($0.48)($0.52) ($0.41)
              Class A Common Stock          ($0.34)  ($0.45)($0.49) ($0.39)

         The effect of the convertible preferred stock was not considered for 2000 and 1999 because the effect would have been anti-dilutive.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Comparison of the Six Months Ended June 30, 2000 with the Six Months Ended June 30, 1999.

              Net Sales. Total net sales decreased by 3% to $26,108,000 during the six months ended June 30, 2000 from $27,040,000 in the first six months of 1999 primarily due to decreased demand and increased foreign competition.

              Gross Profit. Gross profit before depreciation expense was $4,071,000 in the first six months of 2000 compared to $4,013,000 in the first six months of 1999. As a percent of net sales, gross margins were 15.6% in the first six months of 2000 compared to 14.8% in the same period of 1999. The increase in gross profit as a percent of net sales from the first six months of 2000 can be attributed to a Company wide effort to contain manufacturing costs.

              Operating Expenses. Total operating expenses decreased to $3,888,000 in the six months ended June 30, 2000 from $4,407,000 in the same period of 1999. Operating expenses as a percent of sales decreased to 15% in the first six months of 2000 versus
         16% for the same period in 1999. The primary reason for the decrease as a percent of sales is the decrease in selling, general and administrative expenses as compared to the same period in 1999. Specifically, general and administrative expenses decreased to $1,351,000 in the first six months of 2000 compared to $1,722,000 for the same period in 1999. The primary reasons for the decrease include lower expenses related to legal fees, salaries and office administration.

              Operating Income. Operating income increased by 146% to $183,000 in the six months ended June 30, 2000 from a loss of ($394,000) in the six months ended June 30, 1999 primarily due to the decrease in operating expenses.

              Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings (loss) of its Norwegian joint venture, Orkla Exolon A/S, was a loss of ($79,000) for the six months ended June 30, 2000 versus a loss of ($199,000) in the six months ended June 30, 1999.

              Interest and Miscellaneous Expense. Interest expense decreased in the first six months of 2000 to $620,000 from $810,000 in the first six months of 1999. The primary reason for this decrease is the interest costs related to the Company's line of credit, which decreased from $3,745,000 as of June 30, 1999 to $159,000 as of June 30, 2000.

              Miscellaneous income (expense) was an expense of $85,000 in the first six months of 2000 compared to income of $796,000 in the six months ended June 30, 1999. In the first six months of 1999, the Company received $494,000 from suppliers as settlement in two antitrust litigation claims and $298,000 for a business interruption insurance claim resulting from a furnace accident at The Exolon-ESK Company of Canada, Ltd.

              Income Tax. The Company's effective tax rate was 21% for the six months ended June 30, 2000 as compared to 38% for the six months ended June 30, 1999.

         Comparison of the three months ended June 30, 2000 with the three months ended June 30, 1999.

              Net Sales. Net sales decreased $243,000 to $12,574,000 in the three months ended June 30, 2000, a decrease of 2% compared to net sales of $12,817,000 in the three months ended June 30, 1999. The decline in sales was due to a decrease in volume and increased pressure on prices resulting from a decrease in demand combined with an increase in foreign competition.

              Gross Profit. Gross profit before depreciation expense was $1,712,000 in the three months ended June 30, 2000 compared to $1,831,000 in the three months ended June 30, 1999. As a percent of sales, gross margins were 13.6% in the three months ended June 30, 2000 compared to 14.3% in the three months ended June 30, 1999. The decrease in gross profit as a percent of net sales was attributed to increases in cost of goods sold caused by lower volumes and a decrease in the prices received for products due to competitive pressures.

              Operating Expenses. Operating expenses including depreciation, were $1,863,000 during the three months ended June 30, 2000 versus $2,242,000 during the three months ended June 30, 1999. The decrease in operating expenses of $379,000 is a result of spending reductions of $344,000 in selling and general and administrative expenses. Depreciation as a percent of sales was 7.1% in the three months ended June 30, 2000 and June 30, 1999.

              Operating Income. Operating income (loss) was a loss of ($151,000) in the three months ended June 30, 2000 compared to a loss ($411,000) in the three months ended June 30, 1999.

              Norwegian Joint Venture. The company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was income of $69,000 for the three months ended June 30, 2000 versus a loss of ($125,000) in the three months ended June 30, 1999.

              Interest and Miscellaneous Income. Interest expense decreased to $297,000 in the three months ended June 30, 2000 versus $411,000 in the three months ended June 30, 1999. The decrease in interest expense is primarily due to the interest costs incurred relative to the startup of the pollution abatement facility in July of 1998. Miscellaneous (expense)income was an expense of $77,000 in the three months ended June 30, 2000 versus miscellaneous expense of $207,000 incurred in the three months ended June 30, 1999. The decrease in miscellaneous income from 1999 was due to settlement and receipt of two antitrust litigation claims from suppliers of materials to Exolon-ESK.

              Income Tax. The Company's effective tax rate for the three months ended June 30, 2000 was 25% versus an effective tax rate of 39% for the three months ended June 30, 1999.

         Liquidity and Capital Resources

              As of June 30, 2000, working capital (current assets less current liabilities) has decreased by $270,000 to $21,635,000 when compared to $21,904,000 as of December 31, 1999.
         Inventories have decreased by $1,721,000 from $16,929,000 as of December 31, 1999 to $15,208,000 as of June 30, 2000.

              For the six months ended June 30, 1999, net cash provided by operating activities was $2,431,000. Cash reserves decreased by $127,000 as of June 30, 2000 compared to December 31, 1999. Net cash provided by operating activities was used to reduce net outstanding debt by $1,858,000 and to fund capital expenditures of $692,000.

              The Company's current ratio increased to 5.1 to 1.0 at June 30, 2000 from 3.8 to 1.0 as of December 31, 1999. The ratio of total liabilities to shareholders' equity remained at 1.0 to 1.0 as of June 30, 2000 and December 31, 1999. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

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

              None

         Item 3.  Defaults Upon Senior Securities

              None

         Item 4.  Submission of Matters to a Vote of Security Holders

              None

         Item 5.  Other Information

              The Board of Directors of Exolon-ESK Company accepted the resignation of Craig A. Rogerson, as a member of the Board of Directors in April 2000. No replacement has been named to the position as of the date of this report.

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


         EXOLON-ESK COMPANY


         s/J. Fred Silver
         ----------------
         J. Fred Silver
         President and Chief Executive Officer


         s/Michael G. Pagano
         --------------------
         Michael G. Pagano
         Vice President Finance and
         Chief Financial Officer




         Date:     August 2, 2000