Form 10-Q
period 2000-09-30
EXOLON ESK CO
filed 2000-11-13
CIK 34046

UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                       FORM 10-Q
            (Mark   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             One)               SECURITIES EXCHANGE ACT OF 1934
             [X]

              For the quarterly period ended        September 30, 2000

                                          OR


             [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                              THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number            1-7276
                                  EXOLON-ESK COMPANY

                (Exact name of registrant as specified in its charter)

                   Delaware                             16-0427000
               ---------------                       -----------------
               (State or other                       (I.R.S. Employer
               jurisdiction of                     Identification No.)
               incorporation or
                organization)


                    1000 East Niagara Street, Tonawanda, New York
                                        14150
                     --------------------------------------------
                      (Address of Principal Executive Offices)
                                     (Zip Code)

                                   (716) 693-4550
                      -------------------------------------------
                      (Registrant's telephone number, including
                                     area code)



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

            As of October 31, 2000 the registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                            PART I - FINANCIAL INFORMATION
                             Item 1.  Financial Statements
                                  Exolon-ESK Company
                         Consolidated Condensed Balance Sheet
                          (in thousands except share amounts)

                                                    (Unaudited)
          ASSETS                                      Sept. 30, December 31,
                                                           2000         1999
                                                     ---------- ------------
          Current assets:
               Cash                                      $5,160      $ 5,328

               Accounts receivable (less allowance
                for doubtful accounts of                  5,905        6,109
                $136 in 2000 and $150  in 1999)
               Income Taxes Recoverable                      77          759
               Inventories                               15,732       16,929
               Prepaid expenses                             236          237

               Deferred income taxes                        248          249
                                                       --------     --------
               Total Current Assets                      27,358       29,611
          Investment in Norwegian joint venture           5,366        5,464
          Property, plant and equipment, at cost         77,429       76,633
          Accumulated depreciation                     (54,170)     (51,564)
                                                       --------     --------

               Net property, plant and equipment         23,259       25,069
          Bond sinking fund                               4,217        3,335
          Other assets                                    1,545        1,609
                                                       --------     --------
          Total Assets                                  $61,745      $65,088
                                                       ========     ========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
               Note payable                         $         -    $   1,436
               Current maturities of long-term debt         967          967
               Accounts payable                           3,442        3,754
               Accrued expenses                           1,315        1,550
                                                       --------     --------
                    Total Current Liabilities             5,724        7,707
          Deferred income taxes                           2,345        2,342
          Long-term debt excluding current portions      19,833       19,833
          Other long-term liabilities                     1,909        2,296
                                                       --------     --------
                    Total Liabilities                    29,811       32,178
                                                       --------     --------
          Stockholders' equity:
               Preferred stock - Series A - 19,364          276          276
                 shares issued

               Preferred stock - Series B - 19,364          166          166
                 shares issued
               Common stock, $1 par value - Auth.           513          513
                600,000 shares, 512,897 issued
               Class A common stock, $1 par value -         513          513
                Auth. 600,000, 512,897 issued
               Additional paid-in capital                 4,345        4,345
               Retained earnings                         27,817       28,793
               Accumulated other comprehensive          (1,328)      (1,328)
                income
               Treasury stock, at cost                    (368)        (368)
                                                        -------      -------
                    Total Stockholders' Equity           31,934       32,910
                                                        -------      -------
          Total Liabilities and Stockholders'           $61,745      $65,088
            Equity                                      =======      =======

           The accompanying notes are an integral part of these statements.


                                   Exolon-ESK Company
                    Consolidated Condensed Statements of Operations
                                       Unaudited
                        (in thousands except per share amounts)


                                            Three Months    Nine Months
                                                Ended         Ended
                                            September 30,   September 30,

                                              2000   1999    2000    1999
                                            ------  -----  ------   -----

          Net sales                         $12,435 $12,603 $38,543 $39,643
          Cost of goods sold                 10,990  10,073  33,027  33,100
                                             ------  ------ ------- -------

            Gross Profit                      1,445   2,530   5,516   6,543
                                             ------  ------ -------  ------
          Operating Expenses
          Depreciation                          890     915   2,670   2,745
          Selling, general & administrative   1,043   1,082   3,132   3,629
           expenses
          Research and development                1       7      20      36
                                             ------  ------  ------  ------
               Total Operating Expenses       1,934   2,004   5,822   6,410
                                             ------  ------  ------  ------
            Operating (Loss) Income           (489)     526   (306)     133
                                             ------  ------  ------  ------
          Other Income (Expense):

               Equity in (Loss) Earnings
                 before income taxes of        (20)     187    (99)    (12)
                 Norwegian Jt. venture
               Interest expense               (262)   (358)   (882) (1,168)
               Miscellaneous income (expense)    50    (81)    (35)     714
                                              -----  ------  ------ -------
               Total Other Income (Expense)   (232)   (252) (1,016)   (466)
                                             ------  ------ ------- -------

          (Loss) Earnings before income taxes (721)     274 (1,322)   (333)
          Income tax benefit (expense)          242   (111)     367     120


          Net (Loss) Earnings                ($479)    $163  ($955)  ($213)
                                             ======   =====  ======  ======
          Earnings Per Common Share:

               Basic                        ($0.51)   $0.16 ($1.03) ($0.26)
               Diluted                      ($0.51)   $0.16 ($1.03) ($0.26)

          Earnings Per Class A Common Share:

               Basic                        ($0.48)   $0.15 ($0.96) ($0.24)
               Diluted                      ($0.48)   $0.15 ($0.96) ($0.24)


           The accompanying notes are an integral part of these statements.


                                  Exolon-ESK Company
                    Consolidated Condensed Statements of Cash Flows
                                       Unaudited
                                    (in thousands)

                                                           Nine Months
                                                             Ended
                                                          September 30,
                                                            2000    1999
                                                          ------  ------

              Net cash provided by operating activities   $2,965  $7,608
                                                          ------  ------
              Cash Flow from Investing Activities:
                  Gain on disposal of fixed assets             3      -
                  Capital expenditures                     (796) (1,227)
                                                           ----- -------
              Net Cash Used in Investing Activities        (793) (1,227)
                                                           ----- -------
              Cash Flow from Financing Activities:
                  Repayments on debt                     (1,436) (5,088)
                  Payments to bond sinking fund            (882)   (758)
                  Dividends paid                            (22)    (33)
                                                         ------- -------

              Net Cash Used in Financing Activities      (2,340) (5,879)
                                                         ------- -------

              Net (decrease)increase in cash               (168)     502


              Cash at beginning of period                  5,328   5,289
                                                          ------  ------
              Cash at end of period                       $5,160  $5,791
                                                          ======  ======

                 The accompanying notes are an integral part of these
                                      statements.

                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

          NOTE 1 The accompanying unaudited consolidated condensed financial statements of Exolon-ESK Company (the
                     Company ) have been prepared in accordance with
                    generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 1999 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 The following are the major classes of inventories (in thousands) as of September 30, 2000 and December 31, 1999:

                                                 Sept. 30, December 31,
                                                      2000         1999
                                               (Unaudited)
                                               -----------  -----------
                    Raw Materials                     $781        $1,092
                    Semi-Finished and               16,837        17,713
                     Finished Goods
                    Supplies and Other               1,176         1,186
                                                   -------       -------
                                                    18,794        19,991
                     Less:  LIFO Reserve           (3,062)       (3,062)
                                                   -------       -------
                                                   $15,732       $16,929
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

               (ii) Superfund Site

                    A special Notice of Liability was received by the
               Company from the US EPA for the Remedial Design/Remedial Action Phase of the Lenz Oil Services, Inc. Superfund Site. The Company is one of over seventy potentially responsible parties. The Notice alleges joint and several liability based upon the premise that the soil and ground water were contaminated with oil and solvent waste containing hazardous constituents. A settlement has been offered to the Company in the amount of $150,000. Alternatively, the Company can remain a working defendant at the site. The Board of Directors are considering the alternatives and expect to make a final decision by January, 2001.

               (iii) Norwegian Joint Venture

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

          b.   Legal Matters

               (i) Federal Proceedings and Related Matters

                    On October 18, 1994, a lawsuit was commenced in the
               U.S. District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. In October 1997, the Norton Company was named an additional defendant in both cases. Discovery was completed in January, 2000. On Oct. 4 , 2000 a decision and order was filed in the case denying the
               Norton Company's motion to dismiss.   The ultimate
               liability, if any, that could result from these lawsuits cannot presently be determined, although the Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges.


          NOTE 4    Comprehensive Income

                    During the three months and nine months ended September
               30, 2000 and 1999, total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.

          NOTE 5    Earnings Per Share

                    The following table sets forth the computation of basic
               and diluted earnings per share (in thousands except share information):

                                          Three Months      Nine Months
                                         Ended Sept. 30,   Ended   Sept.
                                                                30,
                                          2000     1999    2000     1999
                                         ------    -----   -----    -----
          Numerator: Net income (loss)
           attributable to common
           stockholders after            ($490)     $152   ($988)   ($246)
           preferred stock dividends     ======     ====   ======   ======

          Numerator for basic earnings
           per share:
             Common stockholders (50%)    (245)       76    (494)    (123)
             Class A common               (245)       76    (494)    (123)
              stockholders (50%)          -----     ----    -----    -----
                                          (490)      152    (988)    (246)

          Effect of Dilutive
           Securities-Preferred Stock        -         -       -        -
           Dividends                      -----     ----    -----    ----

          Net income (loss)
           attributable to common
           stockholders after
           assumed conversion of         ($490)     $152   ($988)   ($246)
           preferred stock               ======     ====   ======   ======

          Numerator for diluted
           earnings per share:
             Common stockholders (50%)    (245)       76    (494)    (123)
             Class A common               (245)       76    (494)    (123)
              stockholders (50%)          -----     ----    -----    -----

                                         ($490)     $152   ($988)   ($246)
                                         ======     ====   ======   ======

          NOTE 5          Earnings Per
          Share - Con't

          Denominator: Common stock

              Denominator for basic
               earnings per share -     481,995  481,995  481,995  481,995
               weighted average shares

              Effect of dilutive
               securities -convertible
               preferred stock                -        -        -        -
                                        -------   ------   ------   ------
              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions      481,995  481,995  481,995  481,995
                                        =======  =======  =======  =======

            Class A common stock:
              Denominator for basic
               earnings per share -     512,897  512,897  512,897  512,897
               weighted average shares

              Effect of dilutive
              securities -
              convertible preferred
              stock                           -        -        -        -
                                         ------  -------   ------  -------

              Denominator for diluted
               earnings per share -
               adjusted weighted
               average shares and
               assumed conversions      512,897  512,897  512,897  512,897
                                        =======  =======  =======  =======


         Basic Earnings Per Share:
              Common Stock                   ($0.51)  $0.16 ($1.03)($0.26)
              Class A Common Stock           ($0.48)  $0.15 ($0.96)($0.24)


         Dilutive Earnings Per Share:
              Common Stock                   ($0.51)  $0.16 ($1.03)($0.26)
              Class A Common Stock           ($0.48)  $0.15 ($0.96)($0.24)

         The effect of the convertible preferred stock was not considered for 2000 and1999 because the effect would have been anti-dilutive.

         Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Results of Operations

         Comparison of the Nine Months Ended September 30, 2000 with the Nine Months Ended September 30, 1999.

              Net Sales. Total net sales decreased by 3 % to $38,543,000 during the nine months ended September 30, 2000 from $39,643,000 in the first nine months of 1999 primarily due to decreased demand and increased foreign competition.

              Gross Profit. Gross profit before depreciation expense was $5,516,000 in the first nine months of 2000 compared to $6,543,000 in the first nine months of 1999. As a percent of net sales, gross margins were 14.3% in the first nine months of 2000 compared to 16.5% in the same period of 1999. The decrease in gross profit as a percent of net sales from the first nine months of 2000 can be attributed to an increase in manufacturing costs and the decrease in overall sales volume compared to the same period for 1999.

              Operating Expenses. Total operating expenses decreased to $5,822,000 in the nine months ended September 30, 2000 from $6,410,000 in the same period of 1999. Operating expenses as a percent of sales decreased to 15% in the first nine months of 2000 versus 16% for the same period in 1999. The primary reason for the decrease as a percent of sales is the decrease in selling, general and administrative expenses as compared to the same period in 1999. Specifically, general and administrative expenses decreased to $3,132,000 in the first nine months of 2000 compared to $3,629,000 for the same period in 1999. The primary reasons for the decrease include lower expenses related to legal fees, salaries and office administration.

              Operating Income. Operating income decreased by 330% to a loss of $306,000 in the nine months ended September 30, 2000 from an income of $133,000 in the nine months ended September 30, 1999 primarily due to an increase in cost of goods sold and decreases in sales prices.

              Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings (loss) of its Norwegian joint venture, Orkla Exolon A/S, was a loss of $99,000 for the nine months ended September 30, 2000 versus a loss of $12,000 in the nine months ended September 30, 1999.

              Interest and Miscellaneous Expense. Interest expense decreased in the first nine months of 2000 to $882,000 from $1,168,000 in the first nine months of 1999. The primary reason for this decrease is the interest costs related to the Company's line of credit, which decreased from $2,981,000 as of September 30, 1999 to a zero balance as of September 30, 2000.

              Miscellaneous income (expense) was an expense of $35,000 in the first nine months of 2000 compared to income of $714,000 in the nine months ended September 30, 1999. In the first nine months of 1999, the Company received $494,000 from suppliers as settlement in two antitrust litigation claims and $298,000 for a business interruption insurance claim resulting from a furnace accident at The Exolon-ESK Company of Canada, Ltd.

              Income Tax. The Company's effective tax rate was 28% for the nine months ended September 30, 2000 as compared to 36% for the nine months ended September 30, 1999.

         Comparison of the three months ended September 30, 2000 with the three months ended September 30, 1999.

                   Net Sales.  Net sales decreased $168,000 to
         $12,435,000 in the three months ended September 30, 2000, a decrease of 1% compared to net sales of $12,603,000 in the three months ended September 30, 1999. The decline in sales was due to a decrease in volume and increased pressure on prices resulting from a decrease in demand combined with an increase in foreign competition.

                    Gross Profit. Gross profit before depreciation expense was $1,445,000 in the three months ended September 30, 2000 compared to $2,530,000 in the three months ended September 30, 1999. As a percent of sales, gross margins were 11.6% in the three months ended September 30, 2000 compared to 20.1% in the three months ended September 30, 1999. The decrease in gross profit as a percent of net sales was attributed to increases in cost of goods sold caused by lower volumes and a decrease in the prices received for products due to competitive pressures.

                       Operating Expenses. Operating expenses including depreciation, were $1,934,000 during the three months ended September 30, 2000 versus $2,004,000 during the three months ended September 30, 1999. The small decrease in operating expenses of $70,000 is a result of spending reductions of $39,000 in selling and general and administrative expenses. Depreciation as a percent of sales was 7.2% in the three months ended September 30, 2000 and September 30, 1999.

                    Operating Income. Operating income (loss) was a loss of $489,000 in the three months ended September 30, 2000 compared to income $526,000 in the three months ended September 30, 1999.

                     Norwegian Joint Venture. The company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was a loss of $20,000 for the three months ended September 30, 2000 versus an income of $187,000 in the three months ended September 30, 1999.

                         Interest and Miscellaneous Income. Interest expense decreased to $262,000 in the three months ended September 30, 2000 versus $358,000 in the three months ended September 30, 1999. The decrease in interest expense is primarily due to the reduction in interest costs on the Company's line of credit, which was reduced to a zero balance in September 2000. Miscellaneous (expense) income was an income of $50,000 in the three months ended September 30, 2000 versus miscellaneous expense of $81,000 incurred in the three months ended September 30, 1999.

                           Income Tax. The Company's effective tax rate for the three months ended September 30, 2000 was 34% versus an effective tax rate of 41% for the three months ended September 30, 1999.

         Liquidity and Capital Resources

                          As of September 30, 2000, working capital
         (current assets less current liabilities) has decreased by $270,000 to $21,634,000 when compared to $21,904,000 as of
         December 31, 1999. Inventories have decreased by $1,197,000 to $15,732,000 as of September 30, 2000 from $16,929,000 as of
         December 31, 1999.

                         For the nine months ended September 30, 2000, net cash provided by operating activities was $2,965,000. Cash reserves decreased by $168,000 as of September 30, 2000 compared to December 31, 1999. Net cash provided by operating activities was used to reduce net outstanding debt by $2,318,000, pay preferred dividends of $22,000 and to fund capital expenditures of $796,000.

                       The Company's current ratio increased to 4.8 to 1.0 at September 30, 2000 from 3.8 to 1.0 as of December 31, 1999. The ratio of total liabilities to shareholders' equity remained at 1.0 to 1.0 as of September 30, 2000 and December 31, 1999. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

              As of the date of this report, the Company is in violation of two financial covenants under its Credit Agreement. Management has informed the financial institutions of these covenant violations and is currently in the process of obtaining waivers for the violations. The Company has continued to classify the related debt as long-term, as management expects, based upon its discussions with its financial institutions, that waivers will be granted.

         Reference is made to the information included in Notes to the Consolidated Condensed Financial Statements of the Company, which is hereby incorporated herein by reference.

         PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings

              Reference is made to the information included in Note 3(b) to the Consolidated Condensed Financial Statements of the Company included under Part I, Item 1 of this Form 10-Q, which is hereby incorporated herein by reference.

         Item 2.  Change in Securities

              None

         Item 3.  Defaults Upon Senior Securities

              None

         Item 4.  Submission of Matters to a Vote of Security Holders

              None

         Item 5.  Other Information

              The Board of Directors of Exolon-ESK Company accepted the resignation of Craig A. Rogerson and David Shellabarger as a members of the Board of Directors. Their replacements are Dr.Matthias L. Wolfgruber, President and Chief Executive Officer of Wacker Silicones Corporation and Paul Lindblad, Managing Director of Elektroschmelwerk GmbH.

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



         s/Michael G. Pagano
         -------------------
         Michael G. Pagano
         Vice President Finance and
         Chief Financial Officer




         Date:     November 1, 2000