Form 10-K
period 2000-12-31
EXOLON ESK CO
filed 2001-04-02
CIK 34046

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

          (Mark One)                 FORM 10-K

          [X]
           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 2000

                                         OR
          [ ]
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition  period from             To

               Commission file number             1-7276

                               EXOLON-ESK COMPANY
              -----------------------------------------------------
              (Exact name of registrant as specified in its charter)

                    Delaware                             16-0427000
          ----------------------------                ----------------
          (State or other jurisdiction                (I.R.S. Employer
          of incorporation or                       Identification No.)
          organization)

                 1000 East Niagara Street, Tonawanda, NY 14150
                 ---------------------------------------------
                   (Address of Principal Executive Offices)

                                 (716) 693-4550
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                               Name of each exchange on
               Title of each class                 which registered
            -------------------------          ------------------------
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

       At March 16, 2001 the aggregate market value of the publicly traded voting stock held by non-affiliates of the Registrant was $1,340,000 based upon the closing price of the Registrant's Common Stock on that date as reported by the Boston Stock Exchange. Solely for the purposes of this calculation all persons who are or may be Officers or Directors of the Registrant and all persons or groups that have filed Schedules 13D with respect to the Registrant's stock have been deemed to be affiliates.

       As of March 16, 2001, the Registrant had outstanding 481,995 shares of $1 par value Common Stock.

       Documents Incorporated by Reference:   Portions of the Registrant's
       Form 8-K Current Report regarding the announcement of a Merger Agreement entered into by the Company and Form 14C Preliminary Information Statement outlining the details of the Merger are incorporated by reference into Part I of this Form 10-K.

                                       PART I

       Item 1.  Business          EXOLON-ESK COMPANY

       (a)  General Development of the Business

            The Exolon Company was founded in 1914 as a Massachusetts corporation and reincorporated as a Delaware corporation in 1976. On April 27, 1984, ESK Corporation merged into the Exolon Company and the resulting company was renamed Exolon-ESK Company ( ESK Merger ). As used herein, the Company refers to Exolon-ESK Company and its wholly owned Canadian Subsidiary. The Company issued 499,219 shares of its Class A Common Stock ("Class A Common Stock") and 31,523 shares of its Series B Preferred Stock ("Series B Preferred Stock") to Wacker Chemical Corporation as a result of the merger. Wacker Chemical Corporation subsequently converted 12,159 shares of Series B Preferred Stock into 13,678 shares of Class A Common Stock in 1998 and transferred all of its Company shares to Wacker Chemicals (USA), Inc. During 1999, Wacker Chemicals (USA), Inc. changed its name to Wacker Engineered Ceramics, Inc. ("Wacker Ceramics").

            The Company is engaged in the business of manufacturing and selling product, which are used principally for abrasive, refractory and metallurgical applications. The primary products of the Company are fused aluminum oxide and silicon carbide. Other product lines include fused specialty products sold to the refractory industry.

            Effective at the time of the ESK Merger, the Company entered into a Restated Patent License Agreement with Elektroschmelzwerk Kempten GmbH ("Kempten"). Both Kempten and Wacker Ceramics are wholly owned subsidiaries of Wacker Chemie GmbH. At the time of the merger, the Company also entered into an exclusive distributorship and sales representation agreement with Kempten for the United States and Canada relating to silicon carbide products, which was set to expire on December 31, 1997. In July 1997, Kempten and the Company entered into a new two-year distributorship and sales representation agreement for silicon carbide products for the years 1998 and 1999. In June 1999, the Company entered into a distributorship agreement with ESK-SiC GmbH, effective January 1, 2000, relating to SiC microgrits.

            On March 14, 2001,the Board of Directors of the Company approved an Agreement and Plan of Merger ("Merger Agreement"), among the Company, Washington Mills Company, Inc. ("Washington Mills"), and a newly formed subsidiary of Washington Mills, EXL Acquisition Corp. ("EXL"), which was created solely for the purpose of merging into the Company (the "Washington Mills Merger"). As a result of the Washington Mills Merger, the Company will become a wholly owned subsidiary of Washington Mills, and all of the common and preferred stock of the Company owned by our existing stockholders will be cancelled.

            The Washington Mills Merger shall become effective at such time as the Certificate of Merger, accompanied by payment of the filing fee (as provided in Section 391 of the Delaware General Corporation Law), has been examined by and received the endorsed approval of the Secretary of State of Delaware (the "Effective Time"). Under the Merger Agreement, at the Effective Time of the Washington Mills Merger, each outstanding Common Stock ("Common Stock") and Series A Preferred Stock ("Series A Preferred Stock") of Company (other than Stock held by Washington Mills, EXL, Company treasury Stock or Stock as to which appraisal rights have been properly exercised), will be converted into the right to receive $13.24 in cash for each Common Stock and $19.00 in cash for each Series A Preferred Stock. Wacker Ceramics, the holder of all of the Company's Class A Common Stock, $1.00 par value and all of the Company's Series B Preferred Stock, no par value, will receive $12.44 in cash for each of the Class A Common Stock and $19.00 in cash for each of the Series B Preferred Stock.

            Pursuant to the Company's Restated Certificate of Incorporation, the Washington Mills Merger must be approved by holders of not less than two-thirds of the aggregate number (1) of Common Stock and Series A Preferred Stock voting as one class and (2) of Class A Common Stock and Series B Preferred Stock voting as a second class. Stockholders owning approximately 69.5% of the outstanding Common Stock and approximately 95% of the outstanding Series A Preferred Stock (collectively referred to as the "Principal Stockholders") and Wacker Ceramics, the sole stockholder of all outstanding Class A Common share and the Series B Preferred share, have agreed to consent to the adoption of the Merger Agreement and approval of the Washington Mills

       Merger. The Principal Stockholders and Wacker Ceramics have entered into Stockholder's Agreements committing their shares to be cashed out at the Effective Time. Inasmuch as the holders of shares of stock sufficient to approve and adopt the Washington Mills Merger and the Merger Agreement have agreed to consent, we are not requesting a consent from the remaining stockholders.

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

            Employees. As of December 31, 2000, the Company had 222 employees.

            Major Customers. Sales to no one customer accounted for 10% or more of consolidated net sales of the Company for the years ended December 31, 2000, 1999 and 1998. In management's opinion, the loss of any one customer would not have a material adverse effect on the Company.

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

            Backlog. As of December 31, 2000, the Company had a consolidated backlog of $5,862,000 as compared to $3,856,000 a year earlier. The increase in the Company's backlog in 2000 is primarily due to the increase in demand experienced in the fourth quarter. All backlog is expected to be shipped in 2001.

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

            Reference is made to Note 15 of the Notes to Consolidated Financial Statements beginning on page 26, which is incorporated herein by reference.

            Management believes all necessary pollution control equipment at the Company's plants in Tonawanda, New York and Thorold, Ontario are in place, and all current pollution control requirements are being met at both plants.

       (d) Financial Information about Foreign and Domestic Operations and Export Sales

            The Company's wholly owned subsidiary, Norsk Exolon AS, is a limited partner in a Norwegian partnership, Orkla Exolon KS. See information contained in Note 1 (c) of the Notes to Financial Statements on page 16. The Company's interest in the Norwegian partnership is subject to the usual risks of foreign investment, including currency fluctuations. Currency fluctuation is also a risk associated with the Company's Canadian plant operations.

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

            The Company's Hennepin, Illinois plant includes four outdoor furnace groups and buildings of 47,800 square feet, located on a 78 acre site which is owned by the Company. Construction began in late 1977 and was completed in the spring of 1979 for three furnace groups. The expansion to a fourth furnace group was completed in 1989. The Company purchased an additional 20 acre parcel adjacent its property in 1995 and has completed construction of a desulfurization facility as outlined in Note 15(a)(i) on page 26.

            The Company has operations in Norway conducted through a joint venture, as outlined in Note 1(c) on page 16. The office and plant of the Norwegian joint venture are located in Gjolme, Norway. The plant and office building, and the land upon which it is situated, are owned by the joint venture. In total, the plant and office consist of 154,000 square feet of space, on 88 acres of land. The plant and office were constructed from 1961-1963, with substantial additions made thereafter.

            The Company believes that all of these plants are in good condition and suited for the purposes for which they are operated.

       Item 3.  Legal Proceedings

            Reference is made to the information included in Note 15 to the Consolidated Financial Statements beginning on page 26, which is incorporated herein by reference.

       Item 4.  Submission of Matters to a Vote of Security Holders

            None.


       PART II

       Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

            The Company's Common Stock is traded on the Boston Stock Exchange. The quarterly Common Stock price ranges are as follows:

                        Price Range of Common Stock on Boston Stock Exchange

                                              Quarter
                            1             2              3            4
                        ----------    ----------    ----------    ---------

        High-Low 2000  $16 1/8-$14   $15 1/4-$11    $15-$10 1/2  $14-$8 1/4

        High-Low 1999  $30 1/8-$21   $21 1/4-$18    $19-$16 1/2  $18-$16 1/4


            Information concerning limitations on the payment of dividends on the Company's Common Stock is hereby incorporated by reference to Notes 8 and 11 to Notes to Consolidated Financial Statements beginning on pages 19 and 22, respectively.

            The number of stockholder accounts of record of the Company's Common Stock, $1 par value, was 140 as of March 16, 2001. The Company did not pay any dividends on its Common Stock in 2000 or 1999.

            The shares of the Company's Class A Common Stock and Series B Preferred Stock, all of which are owned by Wacker Ceramics, are not publicly traded.

       Item 6.   Selected Financial Data


       Selected Financial                  Years Ended December 31,
       Information
                                    2000     1999     1998    1997     1996
                                    -----    -----   -----   -----    ------

                                 (thousands of dollars except shares amounts)

       Statement of Operations:
       Net Sales                    $50,482 $51,219 $65,578  $78,096  $77,459
       Gross profit before            6,560   9,138  10,961   17,286   17,839
        depreciation
       Operating (Loss) Income      (1,066)   1,327   2,124    9,355    9,358
       Net (Loss) Income          $ (2,026)  $  649  $   22  $ 5,254  $ 6,080
                                  =========  ======  ======  =======  =======

       Basic (Loss) Earnings per share of
       Common Stock:
       Net Income (Loss)           $ (2.15)  $ 0.63 $(0.02)  $  5.41  $  6.27
         per share                 ========  ====== =======  =======  =======

       Basic (Loss) Earnings per share of
         Class A Common Stock:
       Net (Loss) Income per       $ (2.02)  $ 0.59 $(0.02)  $  5.08  $  5.90
         share                     ========  ====== =======  =======  =======

       Selected Financial                  Years Ended December 31,
        Information   Continued
                                    2000    1999     1998     1997     1996
                                   ------  ------   ------   ------   ------
                                  (thousands of dollars except share amounts)
       Diluted (Loss) Earnings
        per share of Common
        Stock:

       Net(Loss) Income per        $(2.15)   $ 0.63 $(0.02)   $ 5.21   $ 6.03
        share                      =======   ====== =======   ======   ======

       Diluted (Loss) Earnings per share
       of Class A Common Stock:

       Net(Loss) Income per        $(2.02)   $ 0.59 $(0.02)   $ 4.91   $ 5.69
        share                      =======   ====== =======   ======   ======

       Dividends per share:
         Series A Preferred        $0.5625  $1.1250 $1.1250  $1.1250  $0.8437
          Stock
         Series B Preferred        $0.5625  $1.1250 $1.1250  $1.1250  $0.8437
          Stock
         Common Stock                    -        -       -        -        -
         Class A Common Stock            -        -       -        -        -

       Summary Balance Sheet                     December 31,
         Information:

                                    2000    1999     1998     1997     1996
                                   -----    -----   ------   -----   -------
                                            (thousands of dollars)
       Current Assets              $24,957  $29,611 $34,594  $29,260  $28,301
       Current Liabilities          24,629    7,707   6,728    6,082    8,818
                                   -------  ------- -------  -------  -------
       Working Capital                 328   21,904  27,866   23,178   19,483
       Total Assets                 58,530   65,088  71,286   63,277   61,483
       Debt in Default              20,700        -       -        -        -
       Long-Term Debt                    -   19,833  27,643   20,033   20,433
       Stockholders' Equity         30,386   32,910  32,576   32,789   28,258

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

                                                          Period to Period
                                                         (Increase) Decrease
                                                         in Relationship to
                           Relationship to Net Sales          Net Sales
                            Years Ended December 31,         Years Ended
                            ------------------------     -------------------
                            2000      1999     1998     1999-00    1998-99
                            -----    ------   ------    -------    -------
       Net Sales            100.0  %  100.0  %  100.0  %      0  %       0%
       Cost of Goods Sold,   87.0      82.2      83.3     (4.8)        1.1
        excluding
        Depreciation
       Depreciation          7.0       7.0       5.0       0.0       (2.0)
       Selling, General      8.1       8.1       8.3       0.0        0.2
        and Administrative
        Expense
       Research and          0.1       0.1       0.2       0.0        0.1
        Development         -----     -----    ------    ------    -------
                            102.2     97.4      96.8      (4.8)      (0.6)
                            -----     -----    ------    ------    -------

       Operating (Loss)     (2.2)      2.6       3.2      (4.8)      (0.6)
        Income
       Other Income
       (Expense):
       Equity in            (0.1)      0.3       0.6      (0.4)       0.3
        Income(Loss)
        of Norwegian
        Joint Venture
       Interest Expense     (2.2)     (2.9)     (1.8)      0.7        1.1
       Other                (0.5)      1.6      (1.3)     (2.1)      (2.9)
                            -----     -----     -----     -----     ------
                            (2.8)     (1.0)     (2.5)     (1.8)      (1.5)
                            -----     -----     -----     -----      -----

       Income Tax           (1.0)      0.3       0.7       1.3        0.4
       (Benefit)Expense     -----     -----     -----     -----      -----
       Net Income           (4.0)  %   1.3   %   0.0   %  (5.3)  %   (1.3)%
                            =====     =====     =====    ======      =====

            The following discussion and analysis reviews certain factors, which produced significant changes in the Company's results of operations during the three years ended December 31, 2000.
       Results of Operations 2000 Compared to 1999

            In 2000, the Company's net sales decreased $737,000 to $50,482,000, a decrease of 1% compared to net sales of $51,219,000 in 1999. The decline in sales was due to volume decreases caused by a decrease in demand combined with an increase in foreign competition.


            Consolidated net loss was $2,026,000 for the year ended December 31, 2000. This compares to consolidated net income of $649,000 for 1999. The decrease in net income is primarily due lower sales and lower margins on the products it sold in 2000. In 1999, the Company received one time payments of approximately $797,000 for an insurance settlement related to the furnace accident that occurred at Exolon-Canada in June 1998 and a legal settlement from its carbon graphite suppliers that were involved in a lawsuit for price fixing.

            Cost of sales, excluding depreciation, as a percentage of sales increased to 87% in 2000, compared to 82% in 1999 primarily as a result of increased manufacturing costs due to lower sales volumes and unfavorable product mix sales.

            Total operating expenses including depreciation were $7,626,000 during 2000 versus $7,811,000 during 1999. The 2000 decrease in operating expenses is primarily a result of a decrease in selling, general and administrative expenses.

            Depreciation, as a percent of sales, was 7.0% for 2000 and 1999. The 2000 depreciation expense includes a full year's depreciation expense for the pollution abatement facility in Illinois as was the case in 1999.

            Selling, general and administrative expenses decreased by $120,000 in 2000, due primarily to decreased selling costs for advertising, travel and outside selling commissions.

            Interest expense decreased to $1,135,000 in 2000 versus $1,506,000 in 1999. The decrease in interest expense is primarily due to paying off the Company's line of credit in September 2000.

            The Company's 50% share of the pre-tax (loss) earnings of its Norwegian joint venture, Orkla Exolon KS, was $(63,000) for 2000 versus $172,000 for 1999. The joint venture's gross margin, prior to depreciation, was 15% and 17% for 2000 and 1999, respectively.

            The 2000 income tax provision was a benefit of $484,000, representing an effective rate benefit of 19%. The 1999 income tax provision was $183,000, which represented an effective rate of 22%. See Note 10 to the financial statements for further information on the income tax provision.

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

       Liquidity and Capital Resources

            As of December 31, 2000, the Company was in violation of two financial covenants related to bonds issued in the amount of $20.7 million. In addition, the Company's bank letter of credit in support of certain debt expires on December 15, 2001. The Company has been unable to obtain waivers of the covenant violations or renew its letter of credit with the bank. The current default renders the debt callable and as a result, the debt has been classified as a current liability on the balance sheet. No commitment for alternate financing has been received, and there can be no assurance that the Company will be successful in negotiating such a commitment or satisfying the debt if called. As such, there is doubt about the Company's ability to continue to operate as a going concern.

            The Industrial Revenue Bonds with an outstanding principal balance of $20,700,000 at December 31, 2000 ("Bonds") was reclassified to current liabilities. The Bonds are classified as debt in default in the current liability section of the balance sheet because the Company has been unable to cure the violations.

            As of December 31, 2000, working capital (current assets less current liabilities) decreased to 328,000, when compared to $21,904,000 as of December 31, 1999 due to the classification of the Bonds, with an outstanding principal balance of $20,700,000 at December 31, 2000, to a current liability. The Bonds are classified as debt in default in the current liability section of the balance sheet because the Company has been unable to cure the violations. Accounts receivable decreased by $733,000 as of December 31, 2000 versus December 31, 1999. Inventory decreased by $2,809,000 at December 31, 2000 when compared to December 31, 1999. Accounts payable decreased $1,415,000 as of December 31, 2000 versus December 31, 1999. In December 2000, the Company repatriated $2,412,000 USD, net of tax, from its Canadian Subsidiary and the funds are available for normal operations.

            For the year ended December 31, 2000, net cash provided by operating activities was $3,408,000. Overall outstanding indebtedness decreased by $2,620,000 at December 31, 2000 compared to December 31, 1999. Payments to the bond sinking fund were $1,084,000 for 2000. Capital expenditures of $1,004,000 were funded by operations.

            The Company's current ratio decreased to 1.0 to 1.0 at December 31, 2000 from 3.8 to 1.0 as of December 31, 1999 due to the reclassification of the Bonds in default as a current liability at December 31, 2000. The ratio of total liabilities to stockholder's equity improved to .9 to 1.0 at December 31, 2000 compared to 1.0 to
       1.0 at December 31, 1999.

             The Company in its long-term cash planning normally covers capital expenditures with funds generated internally. Where abnormally large capital expenditure programs are involved, long-term financing vehicles are sometimes used. Total capital expenditures for 2001 are forecasted at $500,000 to maintain and upgrade production facilities. The Company believes that funds generated internally should be sufficient to finance normal capital expenditure requirements in 2001.

            Reference is made to the information included in Note 15, Contingencies to the Consolidated Financial Statements beginning on page 26, which is incorporated herein by reference.

            During the first quarter of 2001, the Company retained Empire Valuation Services, Inc. ("Empire") as its financial advisor. As part of the engagement, the Company requested that Empire consider whether the cash consideration to be received by holders of the Common Stock and Series A Preferred Stock pursuant to the Washington Mills Merger was fair, from a financial point of view, to such stockholders. Empire was not requested to render an opinion as to the fairness of the price to be received by Wacker Ceramics for the Class A Common Stock and the Series B Preferred Stock held by Wacker Ceramics. There were no limitations placed on the scope of Empire's review. As discussed further in Note 3 to the accompanying financial statements, in March 2001, the Company entered into a Merger Agreement under which the Company will become a wholly owned subsidiary of Washington Mills. Under the Merger Agreement, upon the Washington Mills Merger, each outstanding Common Sock and Series A Preferred Stock of Company (other than shares held by Washington Mills, EXL, Company treasury shares or shares as to which appraisal rights have been properly exercised), will be converted into the right to receive $13.24 in cash for each Common Stock and $19.00 in cash for each Series A Preferred Stock. Wacker Ceramics, the holder of all of the Company's Class A Common Stock, $1.00 par value and all of the Company's Series B Preferred Stock no par value, will receive $12.44 in cash for each of the Class A Common Stock and $19.00 in cash for each of the Series B Preferred Stock. Inasmuch as the holders of shares of stock sufficient to approve and adopt the Washington Mills Merger and the Merger Agreement pursuant to the Company's Certificate of Incorporation have agreed to consent, it is not necessary to request consent from the remaining stockholders

       Employees

            As of December 31, 2000, the Company employed 222 persons. Of these, approximately 159 (or 72%) work under three collective bargaining agreements.

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

            The Company has indebtedness outstanding at December 31, 2000. The interest impact of an increase in interest rates of 100 basis points (1%) would be as follows (in thousands):

          Instrument               Interest Rate      Impact on Earnings

            Line of credit         Variable                   $  -

            Village of Hennepin,   Fixed                         -
             Illinois Industrial
             Revenue Bonds

            Upper Illinois River   Variable (a)               (13)
             Valley Development                              ----
             Authority Industrial
             Revenue Bonds

            Net income reduction                              (13)
             before tax

            Less tax benefit                                    5
                                                             ----

            Net income reduction                             $ (8)
                                                             =====

       (a) The Company has entered into interest rate swap agreements to manage its interest rate market risk exposure with respect to this financial instrument. Under the swap agreement, the Company has effectively fixed the interest rate on the related obligations at a weighted average of 4.85% and either pays to, or receives from a counter-party an amount equal to the difference between the fixed rate and the current variable rate. The weighted average variable rate at December 31, 2000 was 5.27%. The interest rate swap agreements mature in December 2001.

       Item 8.   Financial Statements and Supplementary Data

            The Consolidated Financial Statements, together with the report thereon of Ernst & Young LLP dated January 12, 2001, appear on pages 11 through 30 to follow.

       Report of Independent Auditors


       Board of Directors
       Exolon-ESK Company

       We have audited the accompanying consolidated balance sheets of Exolon-ESK Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Exolon-ESK Company and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

       The accompanying financial statements have been prepared assuming that Exolon-ESK Company will continue as a going concern. As more fully described in Note 2, the Company is in violation of certain restrictive debt covenants and, to date, has been unable to cure the related events of default. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
       Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.



                                                        /S/ Ernst & Young LLP

       Buffalo, New York
       January 12, 2001, except for Note 3, as to which the date is March 14, 2001

                         Exolon-ESK Company and Subsidiaries
                        Consolidated Statements of Operations
                      (In thousands, except per share amounts)


                                                 Year Ended December 31,
                                                2000       1999      1998
                                               ------     ------    -------
       Net Sales                              $  50,482  $  51,219  $ 65,578
       Cost of Goods Sold                        43,922     42,081    54,617
                                                 ------    -------   -------
       Gross Profit Before Depreciation           6,560      9,138    10,961
                                                 ------    -------   -------

       Operating Expenses:
           Depreciation and Amortization          3,517      3,576     3,252
           Selling, General & Administrative      4,079      4,199     5,479
            Expenses
           Research and Development                  30         36       106
                                                 ------     ------    ------
           Total Operating Expenses               7,626      7,811     8,837
                                                 ------     ------    ------

       Operating (Loss)Income                   (1,066)      1,327     2,124
                                                -------     ------    ------

       Other Income (Expense):
           Interest Expense                     (1,135)    (1,506)   (1,179)
           Equity in (Loss)Income of               (63)        172       385
            Norwegian Joint Venture
           Abandoned Acquisition Costs                -          -     (408)
           Insurance Settlement                       -        298         -
           Vendor Litigation Settlement               -        499         -
           Other                                  (246)         42     (470)
                                                -------   --------   -------

           Total Other Income (Expense)         (1,444)      (495)     1,672
                                                -------   --------   -------

       (Loss)Income before Income Taxes         (2,510)        832       452

       Income Tax Benefit(Expense)                  484      (183)     (430)
                                                -------    -------   -------

       Net(Loss)Income                        $ (2,026)   $    649  $     22
                                                =======    =======   =======

       Basic and Diluted (Loss) Income
        Per Share:
           Per Common Stock                    $ (2.15)   $   0.63   $(0.02)
                                               ========    =======    ======
           Per Class A Common Stock             $(2.02)   $   0.59   $(0.02)
                                               ========    =======    ======


       See accompanying notes to the consolidated financial statements.

                         Exolon-ESK Company and Subsidiaries
                             Consolidated Balance Sheets
                        (In thousands, except share amounts)

                                                          December 31,
       Assets                                            2000      1999
                                                      -------   --------
       Current assets:
         Cash                                        $  5,093 $   5,328
         Accounts receivable (less allowance
          for doubtful                                  5,376     6,109
         Income taxes recoverable                           -       759
         Inventories                                   14,120    16,929
         Prepaid expenses                                  81       237
         Deferred income taxes                            287       249
                                                       ------    ------

       Total Current Assets                            24,957    29,611
       Investment in Norwegian joint venture            4,864     5,464
       Property, plant and equipment                   22,641    25,069
       Bond sinking fund                                4,420     3,335
       Other assets                                     1,648     1,609
                                                      -------    ------
       Total Assets                                  $ 58,530  $ 65,088
                                                      =======   =======

       Liabilities and Stockholders' Equity
       Current liabilities:
         Debt in Default                             $ 20,700  $      -
         Note payable                                       -     1,436
         Current maturities of long-term debt               -       967
          and sinking fund requirements
         Accounts payable                               2,339     3,754
         Accrued expenses                               1,212     1,550
         Income taxes payable                             378         -
                                                      -------     -----
       Total Current Liabilities                       24,629     7,707
       Deferred income taxes                            1,744     2,342
       Long-term debt                                       -    19,833
       Other long-term liabilities                      1,771     2,296
                                                      -------   -------
       Total liabilities                               28,144    32,178
                                                      -------   -------
       Commitments and Contingencies
       Stockholders' equity:
         Preferred Stock
           Series A (liquidation preference -             276       276
            $484)
           Series B (liquidation preference -             166       166
            $484)
         Common Stock, issued 512,897,                    513       513
          outstanding 481,995 ($1 par value)
         Class A Common Stock, issued/outstanding         513       513
          512,897 ($1 par value)
         Additional paid-in capital                     4,345     4,345
         Retained earnings                             26,745    28,793
         Accumulated other comprehensive              (1,804)   (1,328)
          income(loss)
         Treasury stock, at cost                        (368)     (368)
                                                      -------   -------
       Total Stockholders' Equity                      30,386    32,910
                                                      -------   -------
       Total Liabilities and Stockholders' Equity    $ 58,530  $ 65,088
                                                      =======  ========

       See accompanying notes to the consolidated financial statements.

                         Exolon-ESK Company and Subsidiaries
                        Consolidated Statements of Cash Flows
                                   (In thousands)

                                                    Year Ended December 31,
                                                    2000     1999     1998
                                                  -------  -------  --------
       Cash Flow from Operating Activities:
         Net (loss)income                        $ (2,026)   $  649   $    22
         Adjustments to reconcile net
          income to cash Provided by
          operating activities:
             Depreciation                            3,433    3,556     3,252
             Amortization                               84       20         -
             Equity in loss(income) of                  63    (172)     (385)
              Norwegian joint venture
             Gain on fixed asset disposals             (3)      (3)         -
             Deferred income taxes                   (637)      655      (40)
             Foreign currency adjustments               61       31       104
         Change in Assets and Liabilities:
             Accounts receivable                       733    1,216     2,257
             Income taxes recoverable                  759      365   (1,124)
             Inventories                             2,809    3,290   (3,583)
             Prepaid expenses                          157    (141)        87
             Other assets                            (125)     (94)     (261)
             Accounts payable                      (1,415)      641       452
             Accrued expenses                        (338)    (595)       287
             Income taxes payable                      378        -     (196)
             Other long-term liabilities             (525)     (64)     (179)
             Other                                       -      105         -
                                                  --------  -------  --------
       Net Cash Provided by Operating Activities     3,408    9,459       693
                                                  --------  -------  --------
       Cash Flow from Investing Activities:
             Capital expenditures                  (1,004)  (1,607)   (4,040)

             Proceeds from fixed asset disposals         3       21         -
                                                  --------  -------  --------
       Net Cash Used for Investing Activities      (1,001)  (1,586)   (4,040)
                                                  --------  -------  --------
       Cash Flow from Financing Activities:
         Payments to bond sinking fund             (1,084)    (913)   (1,537)
         Net payments of long-term debt              (100)  (7,810)     7,210
         Net proceeds from (payments of)           (1,436)      933       503
          notes payable
         Dividends paid                               (22)     (44)      (43)
                                                  --------  -------  --------
       Net Cash Provided by (Used for) Financing   (2,642)  (7,834)     6,133
       Activities                                 --------  -------  --------
       Net (Decrease) Increase in Cash               (235)       39     2,786
       Cash at Beginning of Year                     5,328    5,289     2,503
       Cash at End of Year                         $ 5,093  $ 5,328   $ 5,289
                                                   =======  =======  ========

       Supplemental Disclosures of Cash Flow Information:

       Cash paid during the year for:
         Interest                                   $1,100   $1,535    $1,399


         Income Taxes                               $   76   $    9    $1,789

       See accompanying notes to the consolidated financial statements.

                         Exolon-ESK Company and Subsidiaries
                   Consolidated Statements of Stockholders' Equity
                         (In thousands, except share amount)

                                     Addi-
                                     tional
                      Series         Paid-     Re-
                      A/B            in      tained    Other
                      Pref.   Common Cap-     Earn-   Compr.   Treas.
                      Stock   Stock  ital     ings    Income    Stock  Total
                      ------  ------ ------  ------   -------  ------ -------
        Balance -
         Jan. 1, 1998   $442  $1,026 $4,345  $28,209  $ (865)  $(368)  $32,789
        Net income         -       -      -       22        -       -       22
        Foreign            -       -      -        -    (192)       -    (192)
         currency
         Translation
         adjustment                                                    -------
        Comprehensive      -       -      -        -        -       -    (170)
         loss                                                          -------
        Preferred          -       -      -     (43)        -       -     (43)
         stock
         dividends -
         $1.125/share   ----  ------ ------  ------- --------  ------  -------
        Balance -
         Dec. 31, 1998   442   1,026  4,345   28,188  (1,057)   (368)   32,576
        Net income         -       -      -      649        -       -      649
        Foreign            -       -      -        -    (271)       -    (271)
         currency
         Translation
         adjustment                                                    -------
        Comprehensive      -       -      -        -        -       -      378
         income                                                        -------
        Preferred          -       -      -     (44)        -       -     (44)
         stock
         dividends -
         $1.125/share   ----  ------ ------  ------- --------  ------  -------

        Balance -
         Dec. 31, 1999   442   1,026  4,345   28,793  (1,328)   (368)   32,910
        Net loss           -       -      -  (2,026)        -       -  (2,026)
        Foreign            -       -      -        -    (476)       -    (476)
         currency
         Translation
         adjustment                                                    -------
        Comprehensive      -       -      -        -        -       -  (2,502)
         loss                                                          -------
        Preferred          -       -      -     (22)        -       -     (22)
         stock
         dividends -
         $0.5625/share  ----  ------ ------  -------  -------  ------  -------
        Balance -
         Dec. 31, 2000  $442  $1,026 $4,345  $26,745 $(1,804)  $(368)  $30,386
                        ====  ====== ======  ======= ========  ======  =======


       See accompanying notes to the consolidated financial statements.

                         Exolon-ESK Company and Subsidiaries
                     Notes To Consolidated Financial Statements
                          December 31, 2000, 1999 and 1998


       1.   Summary of Significant Accounting Policies

            a.   Revenue recognition

            The Company recognizes revenue when title has transferred to the buyer, which is generally at the time of shipment. Provision is made for anticipated losses at the time the loss is known. Shipping and handling costs are expensed as incurred and are included in cost of goods sold.

            b.   Principles of consolidation

            The accompanying consolidated financial statements include the accounts of the Exolon-ESK Company and its wholly-owned subsidiaries Exolon-ESK Company of Canada, Ltd., Norsk Exolon AS, and Exolon-ESK International Sales Corporation. All significant inter-company balances and transactions have been eliminated.

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

            d.   Inventories

            Inventories are stated at the lower of cost or market. Approximately 82% and 75% of the dollar value of inventories is stated at last-in, first-out (LIFO) cost at December 31, 2000 and 1999, with the balance being stated at average cost.

            e.   Property, plant and equipment

            Property, plant and equipment are stated at cost. Maintenance and repairs are charged to expense as incurred and renewals and betterments are capitalized. Depreciation is computed for financial reporting purposes using straight-line and declining balance methods over the estimated useful lives of the assets as follows: buildings, 15-50 years; machinery and equipment, 3-20 years.

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

            Net gains (losses) arising as a result of the remeasurement of the Canadian subsidiary's financial statements into the United States dollar and from other foreign currency transactions amounted to ($340,000), $363,000, and ($662,000) in 2000, 1999 and 1998,
       respectively.

            h.   Income taxes

            Deferred income taxes are determined based on differences between financial reporting and tax bases of assets and liabilities as measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Investment tax credits are accounted for using the flow-through method.

            The Company does not provide U.S. federal income taxes on a portion of the undistributed earnings of foreign subsidiaries as these earnings are considered permanently reinvested. At December 31, 2000, undistributed earnings of the Canadian and Norwegian foreign subsidiaries combined were $13,942,000.

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

            k.   Long-lived assets

            The Company reviews carrying amounts for assets whenever events or circumstances indicate that such carrying amounts may not be recoverable. When considered impaired, the carrying amount of the asset is reduced by a charge to income, to its current fair value.

            l.     Use of estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       2.   Going Concern of the Company

            As of December 31, 2000, the Company was in violation of two financial covenants related to the Bonds issued in the total amount of $20.7 million. In addition, the Company's bank letter of credit in support of certain debt expires on December 15, 2001. The Company did not obtain waivers of the covenant violations or renew its letter of credit with the bank because of the Merger Agreement entered by the
       Company as indicated in Note 3.   The current default renders the debt
       callable and as a result, the debt has been classified as a current liability on the balance sheet. Management did not pursue alternate financing with other lending institutions due to their negotiating a potential sale of the Company to Washington Mills, a company with sufficient independent financial resources to finance these same obligations. There can be no assurance that the Company would have been successful in negotiating such a commitment or satisfying the debt if called. In the absence of the Merger Agreement as indicated in Note 3 and the discontinued attempts to obtain alternate financing, there would be doubt about the Company's ability to continue to operate as a going concern.

       Subsequent Event - Merger Agreement

            On March 14, 2001,the Board of Directors of the Company approved an Agreement and Plan of Merger ("Merger Agreement"), among the Company, Washington Mills Company, Inc. ( Washington Mills ), and a newly formed subsidiary of Washington Mills, EXL Acquisition Corp.
       ( EXL ), which was created solely for the purpose of merging into our Company (the "Washington Mills Merger"). As a result of the Washington Mills Merger, the Company will become a wholly owned subsidiary of Washington Mills, and all of the common and preferred stock of the Company owned by our existing stockholders will be cancelled.

            Under the Merger Agreement, each outstanding Common Stock and Series A Preferred Stock of Company (other than shares held by Washington Mills, EXL, Company treasury shares or shares as to which appraisal rights have been properly exercised), will be converted into the right to receive $13.24 in cash for each Common Stock and $19.00 in cash for each Series A Preferred Stock. Wacker Ceramics, the holder of all of the Company's Class A Common Stock, $1.00 par value and all of the Company's $1.12-1/2 Series B Preferred Stock no par value, will receive $12.44 in cash for each of the Class A Common Stock and $19.00 in cash for each of the Series B Preferred Stock. The Washington Mills Merger is subject to several conditions. However, inasmuch as the holders of shares of stock sufficient to approve and adopt the Washington Mills Merger and the Merger Agreement have agreed to consent, we are not requesting a consent from the remaining stockholders.

       4.   Inventories

            The following are the major classes of inventories as of December 31 (in thousands):
                                                      2000     1999
                                                   -------   --------
               Raw Materials                       $  1,041  $  1,092
               Semi-Finished and Finished Goods      15,223    17,713
               Supplies and Other                       918     1,186
                                                   --------  --------
                                                     17,182    19,991
               Less:  LIFO Reserve                  (3,062)   (3,062)
                                                   --------  --------
                                                   $ 14,120  $ 16,929
                                                   ========  ========

       5.   Property, Plant and Equipment consists of (in thousands):
                                                        2000      1999
                                                     -------   -------
               Land                                  $   283   $   283
               Buildings                               8,815     8,702
               Machinery & equipment                  68,408    66,333
               Construction in progress                  131     1,315
                                                     -------   -------

                                                      77,637    76,633
               Less   accumulated depreciation        54,996    51,564
                                                     -------   -------
                                                     $22,641   $25,069
                                                     =======   =======

       6.   Business Segment Information

            The Company manufactures abrasive materials and products for abrasive, metallurgical and refractory uses. The Company regards its principal business as being in a single industry segment. The Company conducts operations through its manufacturing facilities in the United States and Canada, and its equity interest in a Norwegian joint venture.

            No one customer accounted for 10% or more of net sales in 2000, 1999 and 1998.

       7.   Investment in Norwegian Joint Venture

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

            The Company's share of the venture's assets, liabilities, and results of operations is set forth in the following condensed financial information (in thousands):


                                                              December 31,
        Balance Sheet Data                                      2000    1999
                                                              ------  ------
          Current assets                                      $3,754  $4,441
          Non-current assets                                   2,856   2,741
          Current liabilities                                  1,442   1,352
          Non-current liabilities                                123     166

        Statement of Operations Data                   2000     1999    1998
                                                     ------   ------  ------
          Net sales                                  $6,938   $7,303  $7,498
          Gross profit                                1,042    1,242   1,483
          (Loss)Income before income taxes             (63)      172     385

            The Company does not provide U.S. federal income taxes on the undistributed earnings of the Norwegian joint venture as these earnings are permanently reinvested. At December 31, 2000 and 1999, undistributed earnings of the joint venture were $5,540,000 and $5,531,000, respectively.

       Notes Payable

            Effective January 3, 2000, the Company amended its U.S. Credit Agreement dated December 22, 1992 with a U.S. bank. The new agreement provided for a line of credit facility with an available balance in the amount of $500,000 and expired on December 31, 2000. The balance of the line of credit/revolving credit facility was $0 and $1,436,000 was at December 31, 2000 and 1999, respectively. On January 3, 2000 the outstanding balance of the revolving credit facility was rolled into the new line of credit.

            The U.S. Credit Agreement requires the Company to maintain certain financial covenants. In addition, the agreement sets forth limits on capital expenditures and dividends and contains certain other covenants including restriction on mergers, consolidations and sales of assets. The Company is precluded from paying or declaring any dividends or other distributions on its Common Stock without written consent from its U.S. bank. The Company may declare preferred stock dividends not to exceed $100,000 in the aggregate in any fiscal year. As previously mentioned in Note 2, the Company is in default of two financial covenants and has not been able to obtain new financing or obtain waivers for these same violations. As such, the debt has been reclassified to current liabilities and there is substantial doubt about the Company's ability to continue as a going concern.

            As collateral for the U.S. Credit Agreement, the bank has security interest in all U.S. accounts receivable and inventory, as well as certain additional assets of the Tonawanda, New York facility.

            The Company's Canadian subsidiary has a $250,000 Canadian ($165,000 U.S. equivalent) operating demand loan available as part of a credit facility provided by a Canadian bank. There was no outstanding balance on this demand loan at the end of 2000 or 1999.

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

       9.   Debt in Default

            Debt in Default consists of (in thousands):

                                                          2000      1999
                                                      --------  --------
             Industrial revenue bond held by an       $ 7,700    $7,800
              insurance company.  Interest is at a
              fixed rate of 8.875%.  Bond maturity
              is January 1, 2018.

             Industrial revenue bond.  Interest is      13,000    13,000
              variable (5.27% and 5.77% at December
              31, 2000 and 1999, respectively).  The
              bonds are payable annually through
              December 1, 2021.                       --------  --------
                                                        20,700    20,800
             Less   current maturities                       -       967
             Less   debt in default                     20,700
                                                      --------  --------
                                                       $     0   $19,833
                                                      ========  ========

            U.S. Credit Agreement

            At December 31, 2000 the Company was in violation of certain restrictive debt covenants. As the Company has been unable to cure the related events of default, the debt has been classified as debt in default in the current liabilities section of the financial statements.

            Industrial Revenue Bonds

            The Company is liable for making payments with respect to $8,000,000 of Industrial Revenue Bonds issued by the Village of Hennepin, Illinois and purchased by an insurance company. The bonds bear interest, payable to a bank as trustee at a fixed rate of 8.875% absent default, the bonds are payable in annual installments that increase periodically through maturity in the year 2018. The bond agreement contains certain restrictive covenants, which are consistent with the covenants contained in the U.S. Credit Agreement, certain of which are in default.

            The Company is also liable for making payments with respect to $13,000,000 of Industrial Revenue Bonds issued by the Upper Illinois River Valley Development Authority for the construction of a desulfurization plant at the Company's Hennepin, Illinois facility. Bonds totaling $8,405,000 are tax-enhanced and mature absent default December 1, 2021. The remaining bonds mature, absent default December 1, 2021. The bonds bear interest, which is payable periodically, in arrears, to a bank as trustee, at a variable rate determined by market rates for similar instruments at the time of adjustment. The bond agreement contains certain restrictive covenants, which are consistent with the covenants contained in the U.S. Credit Agreement.

            In support of the $13,000,000 bond issue, the Company obtained a $13,000,000 letter of credit from its principal U.S. bank for the benefit of the trustee of the bonds. A letter of credit fee equal to 4% per annum is payable to the bank periodically, in arrears. The letter of credit expires December 15, 2001 and is renewable annually thereafter. The letter of credit agreement requires the Company to make voluntary quarterly contributions to a sinking fund in an amount that would be sufficient to provide for the redemption of all of the bonds within 15 years. The letter of credit agreement also requires the Company to contribute to the sinking fund, an amount equal to the Company's excess cash flow, up to a maximum of $4,333,333 in the aggregate. At December 31, 2000 and 1999, the Company was not required to contribute an amount under this provision.

            The bond sinking fund had a balance of $4,420,000 and $3,335,000 at December 31, 2000 and 1999, respectively. The sinking fund monies are invested in certificates of deposit with the principal U.S. bank.

       10.  Income Taxes

            The components of (loss) income before income taxes are as follows (in thousands):

                                            2000      1999        1998
                                        --------  --------    --------

                    Domestic           $ (3,444)     $ 776       $ 250

                    Foreign                  934        56         202
                                        --------  --------    --------
                         Total         $ (2,510)     $ 832       $ 452
                                        ========  ========    ========

       The components of income tax expense are as follows (in thousands):

                                            2000      1999        1998
                                        --------   -------    --------
               Current provision
                (benefit):
                 United States
                    Federal                 $ 44   $ (480)       $ 171
                    State                      6      (27)          16
                 Foreign                      62         1         281
                                        --------  --------     -------
                      Total Current        $ 112   $ (506)       $ 468
                                        --------  --------     -------
               Deferred provision
                (benefit):
                 United States
                    Federal              $ (625)     $ 687      $ (84)

                    State                   (56)       117         (9)
                 Foreign                      85     (115)          55
                                         -------   -------    --------
                     Total Deferred     $  (596)    $  689      $ (38)
                                         -------   -------    --------
                              Total     $  (484)    $  183      $  430
                                         =======   =======    ========

            The actual tax expense differs from the expected tax expense computed by applying the U.S. Federal corporate tax rate of 34% to earnings before income taxes as follows (in thousands):

                                                      2000    1999     1998
                                                   ------- -------  -------

            Computed expected tax                 $  (853) $   283  $   154
             expense(benefit)
            Effect of differing tax rates
             applicable to foreign
             Subsidiary income                       (119)    (70)     (14)
            Effect of permanent differences              8    (19)        9
            State and provincial taxes, net of        (21)      21      127
             federal benefit
            Effect of foreign currency                 175    (80)      146
             remeasurement
            Tax  on Repatriation                       249       -        -
            Other                                       77      48        8
                                                  -------- -------  -------
            Total income tax expense              $  (484) $   183  $   430
                                                  ======== =======  =======
            Effective tax rate                       19.3%   22.0%    95.1%
                                                  ======== =======  =======


            Deferred income tax liabilities and assets include the following (in thousands):

                                                       2000       1999
                                                      -------  ---------
             Deferred tax liabilities:
               Excess tax depreciation              $   2,272  $   2,171
               Taxes on foreign earnings expected           -        571
                to be repatriated
               Pension and payroll accruals               312        258
               Inventory accounting methods                48         75
               Other                                        -         46
                                                       ------    -------
             Gross deferred tax liabilities             2,632      3,121
                                                       ------    -------
             Deferred tax assets:
               Tax benefit of NOL Carryforward          (281)          -
               Accounts receivable and other             (54)       (45)
                asset reserves
               Post retirement accrual                  (721)      (926)
               Other, net                               (119)       (57)
                                                      -------    -------
             Gross deferred tax assets                (1,175)    (1,028)
                                                      -------    -------
             Net deferred tax liability at           $  1,457   $  2,093
              end of year                             =======    =======

       11.  Capital Stock

            The Company has two classes of common stock. At December 31, 2000 there were 600,000 shares of $1 par value Common Stock authorized, of which 512,897 shares were issued and 481,995 shares were outstanding. At the same date there were 600,000 shares of $1 par value Class A Common Stock, of which 512,897 shares were issued and outstanding.

            Additionally, there were 100,000 shares of no par value preferred stock authorized. At December 31, 2000 there were 19,364 shares of Series A and 19,364 shares of Series B Preferred Stock outstanding.

            At December 31, 2000, the shares of Series A and Series B Preferred Stock are entitled to receive, when declared by the Board of Directors, cumulative annual cash dividends at the rate of $1.125 per share. For 2000, preferred stock dividends of $22,000 went undeclared and when declared will be paid at a later date. The Series A Preferred Stock and Series B Preferred Stock have a preference upon liquidation of $25.00 each per share. Each share of Series A Preferred Stock and Series B Preferred Stock is convertible into 1.125 shares of Common Stock and Class A Common Stock, respectively. The shares of Common Stock, voting with the shares of the Series A Preferred Stock, have the right to elect one-half of the members of the Board of Directors and the shares of Class A Common Stock voting with the Series B Preferred Stock, owned by Wacker Ceramics, have the right to elect the remaining one-half of the members of the Board of Directors.

       12.  Pension and Other Retirement Benefits

            The Company sponsors contributory and non-contributory pension plans in the United States and Canada covering substantially all hourly and salaried employees with the exception of union employees at the Company's Hennepin plant, who are covered by a union-sponsored pension plan. The Company's U.S. defined contribution plan, which covers all of its domestic salaried employees, and its Canadian defined contribution plan covering substantially all Canadian employees, provide for the Company to make regular contributions based on salaries of eligible employees. Payments upon retirement or termination of employment are based on vested amounts credited to individual accounts. Contributions to the U.S. defined contribution plan totaled $185,000 in 2000, and $199,000 in 1999, and $204,000 in
       1998. Contributions to the Canadian defined contribution plan were $38,000 in 2000, $40,000 in 1999, and $62,000 in 1998. The Company
       also provides a defined benefit plan for hourly employees at the Tonawanda plant. Benefits are based primarily on years of service. The Company's policy for this plan is to contribute annually at least the minimum amount required by the Employee Retirement Income Security Act of 1974, as amended.

            The Company also participates in a collectively bargained, union-sponsored multi-employer pension plan which benefits employees of the Company's Hennepin, Illinois facility who are union members. Company contributions to this plan were $171,000, $163,000 and $180,000 for 2000, 1999, and 1998, respectively. This plan is not administered by the Company. Contributions are determined in accordance with the provisions of the negotiated labor contract.

            Total pension expense for all plans amounted to $269,000, $344,000, and $400,000 in 2000, 1999 and 1998, respectively.

            The following tables summarize certain information with respect to the Company's Tonawanda hourly employees defined benefit plan:

                                                    December 31,
        Change in Benefit Obligation              2000        1999
                                                ------     -------
          Benefit obligation at beginning   $    2,368  $    2,162
           of year
          Service cost                              81          83
          Interest cost                            165         151
          Actuarial (gain)loss                    (12)         120
          Benefits paid                           (29)       (148)
                                               -------     -------
          Benefit obligation at end              2,573       2,368
           of year                             -------     -------
        Change in Plan Assets
          Fair value of plan assets at           4,204       3,499
           beginning of year
          Actual return on plan assets             543         853
          Benefits paid                           (29)       (148)
                                                ------     -------
          Fair value of plan assets at           4,718       4,204
           end of year                          ------     -------
          Funded status                          2,144       1,836
          Unrecognized net loss at                  52          69
           transition, being amortized
           Over approximately 17 years
          Unrecognized prior service cost          329         357
          Unrecognized actuarial gains         (1,789)     (1,650)
                                               -------     -------

          Prepaid pension cost               $     736   $     612
                                               =======     =======

        Components of Net Periodic
         Pension Cost                             2000        1999       1998
                                             ---------   ---------   --------
           Service cost                      $      81   $      83   $     60
           Interest cost                           165         151        132
           Expected return on plan assets        (335)       (279)      (215)
           Amortization of transition               17          17         17
            obligation
           Amortization of prior service            28          28         12
            cost
           Recognized net actuarial gains         (80)          58       (49)
                                              --------    --------   --------
           Net periodic pension expense     $    (124)     $    58  $    (43)
                                              ========    ========   ========

          Weighted Average Assumptions as
           of December 31
           Discount rate                            7%          7%         8%
           Expected return on plan assets           8%          8%         7%

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

            The following tables summarize certain information with respect to the Company's post retirement benefit plans:

                                                       December 31,
                                                     2000       1999
                                                 --------  ---------
       Change in Benefit Obligation
         Benefit obligation at beginning        $   2,711  $   2,421
          of year
         Service cost                                  13         29
         Interest cost                                123        163
         Actuarial gain                               274        293
         Benefits paid                              (209)      (240)
         Plan Settlements                           (864)          -
         Effect of changes in foreign
          currency Exchange rates                    (18)         45
                                                 --------   --------
         Benefit obligation at end of year          2,030      2,711
         Unrecognized prior service cost             (18)       (20)
         Unrecognized actuarial gains(losses)        (94)      (191)

         Accrued post-retirement benefit      $     1,918$     2,500
          obligation                            =========   ========

                                                     2000       1999       1998
                                                ---------   --------   --------
       Components of Net Periodic
         Post Retirement Benefit Cost
         Service cost                             $    13    $    29    $    26
         Interest cost                                123        163        194
         Amortization of prior service cost             2          2          2
         Recognized net actuarial losses              (2)          -          7
          (gains)                               ---------   --------   --------
         Net periodic post retirement              $  136     $  194     $  229
          benefit cost                          =========   ========   ========

       Weighted Average Assumptions as of
         December 31

       Discount Rate                                   7%         7%         8%

            Unrecognized gains and losses and prior service costs are amortized on a straight-line basis over a period approximating the average remaining service period for active employees.

            During 2000, the Company recognized $864,000 U.S.D. settlement on an obligation for benefits under the Plan for Canadian employees. The entire amount was recognized during 2000 and the benefit will be provided and covered for Canadian employees under a government sponsored benefit plan.

            For measuring the post retirement benefit obligation as of December 31, 2000 an 8% annual rate of increase in health care rates was assumed, decreasing to 6% per year in 2003 and thereafter. It was also assumed that reimbursable expenses for post-1990 U.S. retirees would be at least equal to the dollar reimbursement limitation.

            Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage point change in assumed health care cost trend rates would have the following effect:

                                                    One            One
                                                 Percentage    Percentage
                                                   Point          Point
                                                  Increase      Decrease
                                                -----------   ------------
          Effect on total of service and             $  5           $  (4)
          interest cost components

          Effect on post retirement benefit            64             (59)
           obligation

       13.  Related Party Transactions

            The Company purchased combined totals of $2,154,000, $2,445,000 and $2,854,000 of products from its affiliates, Elektroschmelzwerk Kempten GmbH, and its Norwegian joint venture during 2000, 1999 and 1998, respectively.

            The Company has a royalty agreement with an affiliate of a stockholder of the Company as described in Note 14(b).

       14.  Commitments

            a.   Lease agreements

            The Company leases certain machinery and equipment under operating leases. Amounts charged to expense for the years ended December 31, 2000, 1999 and 1998 were $71,000, $173,000, and $295,000, respectively. There are no minimum lease payments payable under operating leases in future years.

            b.   Royalty agreements

            The Company was party to a Royalty Agreement, which covered production of specialty product for the refractory market, and expires April 30, 2001. Royalty expense amounted to $125,000, $170,000, and $73,000 in years ended December 31, 2000, 1999 and 1998, respectively. During 1999, the Company terminated the Royalty Agreement for $333,000. This royalty buy-out is being amortized over the remaining royalty term.

       15.  Contingencies

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

                 During 1998, the Company completed installation of the CEMS and implementation of the BACT as required by the Consent Order. A revised construction permit was received on December 27, 1999, verifying that the project was in compliance with all applicable Board emissions and utilized BACT for sulfur dioxide. The air quality analysis showed compliance with the allowable sulfur dioxide increment. In January 2001, an additional one-year temporary permit was approved by the IEPA to permit the Company additional time to test a recently installed heater designed to improve the H2S removal efficiency. A Title V permit is anticipated to be applied for in year 2002.

                 In the summer of 2001, the Company will proceed with the
            replacement of the liner on lagoon 1 and related pond matters. Discussions are ongoing with IEPA. The existing construction permit 1998-EO-0706, which will expire in July 2001, will be used to complete the project.

            (ii) Superfund Site

                 A Special Notice of Liability was received by the Company
            from the U.S. EPA for the Remedial Design/Remedial Action Phase of the Lenz Oil Services, Inc. Superfund Site. The Company was one of over seventy potentially responsible parties. The Notice alleged joint and several liability based upon the premise that the soil and ground water were contaminated with oil and solvent waste containing hazardous constituents. The Company entered into a Consent Decree with the U.S. EPA in February 2001 and settled the claim for approximately $165,000.

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

                 The Norwegian State Pollution Control Authority has issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. In addition, a new tax was imposed on the purchase of coke as part of the limit for gaseous emissions. The Company's joint venture is currently evaluating strategies to address the increase the tax will have on its manufacturing. The joint venture has met the sulfur requirements with changes in production techniques and raw material procurement including low sulfur coke.

       b.   Legal Matters

                 Federal Proceedings and Related Matters

                 On October 18, 1994, a lawsuit was commenced in the U.S.
            District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company, (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. In October 1997, the Norton Company was named an additional defendant in both cases. The ultimate liability, if any, that could result from these lawsuits cannot presently be determined, although the Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges. Discovery was completed in January 2000. On October 4, 2000 a decision and order was filed in the case denying the Norton Company's motion to dismiss.

       16.  Fair Value of Financial Instruments

            At December 31, 2000 and 1999, the carrying amount and the fair value of the Company's financial instruments were as follows (in thousands). Bracketed amounts in the carrying amount column represent liabilities for potential cash outflows. Bracketed amounts in the fair value column represent estimated cash outflows required to currently settle the financial instrument at current market rates.

                                                    December 31,
                                             2000                1999
                                      ------------------  ------------------

                                      Carrying    Fair    Carrying    Fair
                                       Amount     Value    Amount     Value
                                      --------  --------  --------  --------
        Assets:
             Cash                        $5,093    $5,093    $5,328    $5,328

        Liabilities:
             Note Payable                     -         -   (1,436)   (1,436)
             Revolving credit and             -         -         -         -
              term loan agreement
             Variable rate             (13,000)  (13,000)  (13,000)  (13,000)
              industrial revenue
              bonds
             Fixed rate industrial      (7,700)  (10,090)   (7,800)   (9,643)
              revenue bonds

        Interest rate swap agreement          -      (27)         -       217

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


       17.  The Effect of New Accounting Pronouncements

            The Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities." in June of 1998. The FASB issued SFAS No. 137 in June of 1999, which defers the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Statement No. 133 establishes accounting and reporting standards for derivatives and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of Statement No. 13 is not expected to have a material impact on the Company's results of operations, financial position, or cash flows.

       18.  Earnings Per Share

            The following table sets forth the computation of basic and diluted earnings per share (in thousands except share and per share information):

        Numerator:                                     2000     1999     1998
                                                   --------  -------  -------
            Net (loss) income                      $(2,026)   $  649   $   22
            Preferred stock dividends                  (44)     (44)     (44)
                                                   --------  -------  -------
            Net (loss) income available to         $(2,070)   $  605   $ (22)
        Common Stockholders                        ========  =======  =======
        Numerator for basic earnings per share:
            Common Stockholders (50%)              $(1,035)   $  303  $  (11)
            Class A Common Stockholders (50%)       (1,035)      302     (11)
                                                   --------  -------  -------
                                                    (2,070)      605     (22)
            Effect of diluted securities -                -        -        -
             preferred stock dividends             --------  -------  -------

        Net (loss) income available to Common     $(2,070)    $  605  $  (22)
         Stockholders after assumed conversion
         of preferred stock                        ========  =======  =======
        Numerator for diluted earnings per
         share:
            Common Stockholders (50%)              $(1,035)   $  303  $  (11)
            Class A Common Stockholders (50%)       (1,035)      302     (11)
                                                   --------  -------  -------
                                                   $(2,070)   $  605  $  (22)
                                                   ========  =======  =======
        Denominator:
          Common Stock:
            Denominator for basic earnings per      481,995  481,995  481,995
              share   weighted average share
            Effect of dilutive securities -               -        -        -
              convertible preferred stock          --------  -------  -------
            Denominator for diluted earnings        481,995  481,995  481,995
             per share   adjusted weighted
             average share and assumed
        conversions                                ========  =======  =======
          Class A Common Stock:
            Denominator for basic earnings per      512,897  512,897  512,897
             share   weighted average share
            Effect of dilutive securities -               -        -        -
        convertible preferred stock                --------  -------  -------

            Denominator for diluted earnings per    512,897  512,897  512,897
             share   adjusted weighted average
             share and assumed conversions          =======  =======  =======

        Basic and Diluted (Loss) Income per         ($2.15)    $0.63  ($0.02)
         share:
          Common Stock
          Class A Common Stock                      ($2.02)    $0.59  ($0.02)


            The effect of the convertible preferred stock was not considered for 2000, 1999 and 1998 because the effect would have been antidilutive.

       19.  Quarterly Financial Data (unaudited)

            Summarized quarterly financial data for 2000, 1999 and 1998 is as follows:

                                                         Quarter
         (thousands of dollars except
         per share amounts)                First   Second     Third   Fourth
         ------------------------------   ------  -------   -------  -------
         Year Ended December 31, 2000
         -----------------------------
         Net Sales                       $13,534  $12,574   $12,435  $11,939
         Gross Profit(Loss) Before         2,359    1,712     1,445  (1,044)
          Depreciation
         Net Income (Loss)                 (136)    (340)     (479)  (1,071)
         Basic Earnings Per Common        (0.15)   (0.36)    (0.51)   (1.13)
          Stock
         Basic Earnings  Per Class A      (0.15)   (0.34)    (0.48)   (1.05)
          Common Stock
         ----------------------------
         Year Ended December 31, 1999
         ----------------------------
         Net Sales                       $14,223  $12,817   $12,603  $11,576
         Gross Profit Before               2,182    1,831     2,530    2,595
          Depreciation
         Insurance Settlement                298        -         -        -
         Vendor Litigation Settlement        314      157        23        5
         Net Income (Loss)                    77    (453)       163      862
         Basic Earnings Per Common          0.07   (0.48)      0.16     0.88
          Stock
         Basic Earnings  Per Class A        0.06   (0.45)      0.15     0.83
          Common Stock
         -----------------------------
         Year Ended December 31, 1998
         -----------------------------

         Net Sales                       $20,351  $17,718   $14,598  $12,911
         Gross Profit Before               4,394    3,564     1,941    1,062
          Depreciation
         Abandoned Acquisition Costs           -        -     (408)        -
         Net Income (Loss)                 1,197      831     (774)  (1,232)
         Basic Earnings Per Common          1.23     0.85    (0.83)   (1.27)
          Stock
         Basic Earnings  Per Class A        1.16     0.80    (0.78)   (1.20)
          Common Stock


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

            The Directors currently elected by the shares of Common Stock and of the Series A Preferred Stock are Brent D. Baird, Theodore E. Dann, Jr. and Patrick W.E. Hodgson, such persons are hereinafter referred to as Common Directors, and the individuals currently elected by the shares of Class A Common Stock and Series B Preferred Stock are hereinafter referred to as Wacker Directors . The Wacker Directors are Paul Lindblad, Dr. Matthias Wolfgruber, and Dr. Fritz Petersen.

            The following table contains information relating to the Company's Directors. Such information and the information with regard to beneficial ownership of securities have been furnished to the Company by the respective directors.

                                                             Shares of
                                                                the
                                           Shares of         Company's
                                              the             Series A
                                          Company's          Preferred
                                            Common           Stock Owned
                                   Year   Stock Owned          Bene-
                                   First     Bene-            ficially
        Name and                  Became   ficially            as of
        Principal                   Di-   as of Feb.   % of   Feb. 1,    % of
        Occupation           Age  rector    1, 2000   Class     2000    Class
        -------------------  ---  ------  ----------  -----   --------  -----
        Theodore E. Dann,
        Jr.                  47   1986    90,800(1)   18.8       --       --
         Chairman of the
        Company's Board of
        Directors since
        June 1, 1992;
        Corporate Secretary
        of the Company from
        January 1, 1987
        through June 1,
        1992; Chairman of
        Buffalo
        Technologies Corp.,
        from April 11, 1994
        to Present;
        President of
        Buffalo
        Technologies Corp.
        since June 1997;
        Secretary/Treasurer,
        Director and
        Corporate Attorney
        for Ferro Alloys
        Services, Inc.,
        since 1985;
        Director of First
        Carolina Investors,
        Inc.


        -------------------  ---  ------  ----------  -----  ---------
        Brent D Baird        62   1994    104,500(2)  21.7       --
          Private investor;
        Director of First
        Carolina Investors,
        Inc., Allied Health
        Products, Inc., M&T
        Bancorp (bank
        holding company),
        Merchants Group,
        Inc., Todd
        Shipyards
        Corporation; and
        Ecology and
        Environment, Inc.
        Prior to 1992 was a
        limited partner of
        Trubee, Collins &
        Co., a member of
        the New York Stock
        Exchange, Inc.

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

                                                             Shares of
                                                                the
                                           Shares of         Company's
                                              the             Series A
                                           Company's         Preferred
                                             Common            Stock
                                             Stock             Owned
                                    Year     Owned             Bene-
                                    First  Beneficially       ficially
                                   Became     as of           as of
        Name and Principal           Di-    Feb. 1,   % of    Feb. 1,    % of
        Occupation            Age  rector     2000    Class     2000    Class
        --------------------  ---  ------  ---------  -----  ---------  -----

        Patrick W.E. Hodgson  60   1991    78,370(3)  16.3     18,445    95.2
          President,
        Cinnamon
        Investments, Ltd.,
        London, Ontario,
        investment firm,
        since 1981; Chairman
        of Todd Shipyards,
        Inc., since Feb.
        1993; Director,
        First Carolina
        Investors, Inc., and
        M&T Bancorp.

        --------------------  ---  -----   --------   -----  ---------  -----
        Dr. Matthias          47   2000         --      --         --      --
        Wolfgruber

          President and CEO
        of, Wacker Silicones
        Corporation and
        President of Wacker
        Chemical Holding
        Corporation since
        October 1, 2000.
        Global Business Unit
        Manager and Vice
        President Silicones
        Division of Wacker
        Chemie from
        September 1996 to
        September 2000.
        Chairman of Wacker
        Quimica do Brasil
        Ltda., Wacker
        Mexicana, Kelmar
        Industries and
        Polymer Systems,
        Inc., Director of
        various Wacker
        Subsidiaries.

       (3) Includes 78,370 Shares owned by Cinnamon Investments, Ltd., of which Mr. Hodgson is a director. See footnote (2) under table of more than 5% stockholders, under Item 12.

                                                             Shares of
                                           Shares of            the
                                              the            Company's
                                           Company's         Series A
                                             Common          Preferred
                                             Stock             Stock
                                    Year     Owned             Owned
                                    First    Bene-             Bene-
                                     Be-    ficially          ficially
                                    came     as of             as of
        Name and Principal           Di-    Feb. 1,    % of   Feb. 1,   % of
        Occupation            Age  rector     2000    Class     2000    Class
        --------------------  ---  ------  ---------  -----   --------  -----

        Dr. Fritz Petersen    56   1999    --         --         --       --
           Managing Director
        ESK-SiC GmbH since
        April 1, 1998.  Head
        of the Business Unit
        SiC of ESK-GmbH from
        January 4, 1994 to
        September 30, 1998.
        Managing Director of
        CASIL-Carbureto
        de Silicio S.A. in
        Brazil from April 1,
        1987 to December 31,
        1993.
        --------------------  --   ----    ---      ---        ----    ----
        Paul Lindblad
          Managing Director   34   2000    --         --         --      --
        of
        Elektroschmelzwerk
        Kempten GmbH since
        March 1, 1999,
        Managing Director
        Wacker Chemicals
        (South Asia) Pte.
        Ltd. January 1, 1997
        through February 28,
        1999, Chairman of
        the Board, Wacker
        Engineered Ceramics
        Corp., Chairman of
        the Board ESK
        France.

       Item 11.  Executive Compensation


            The Company's directors, other than the Chairman, receive from the Company an annual retainer fee of $5,000, and $1,500 for each meeting of the Board or meeting of a committee of the Board they attend, but not to exceed $1,500 for any one day. Director fees payable to Wacker Directors for 2000 were paid to Wacker Ceramics. The Chairman, Mr. Dann, receives an annual retainer fee of $50,000, plus the meeting fees received by the other directors.


       Compliance with Section 16 of the Securities Exchange Act

            Under Section 16 of the Securities Exchange Act of 1934, as amended, directors, executive officers and persons who own more than 10% of the Company's Common Stock are required to report their ownership of equity securities of the Company, and any changes in that ownership to the Securities Exchange Commission and to the Company. Based solely upon a review of reports furnished to the Company (the "Section 16(a) Reports") by such persons on Forms 3, 4 or 5 for the year ended December 31, 2000, there were no omissions from or late filings of Section 16(a) Reports.

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

            Armand Ladage         Vice President Silicon Carbide

            John L. Redshaw       Vice President of Sales & Marketing

            Nancy E. Gates        Secretary/General Counsel

            The business backgrounds of the Company's executive officers are as follows:

            Mr. Silver, age 55 has been the President and Chief Executive Officer since February 1996 with a one-year break from 8/97-9/98. From April 1995 to February 1996 he was a member of the Company's Board of Directors. He served as President of Carborundum Abrasives Co. from 1981 through 1992 and as President of Time Release Sciences, Inc., a foam manufacturer from January 1993 through February 1996, and again from August 1997 through September 1998.

            Mr. Pagano, age 35, served as Acting Vice President of Finance/Chief Financial Officer from July 1999 through December 1999. In January 2000 he was promoted to Chief Financial Officer. From January 1994 to December 1997, he worked as a Senior Financial Analyst at a food manufacturer, Rich Products Corporation, located in Buffalo, New York.

            Mr. Dordi, age 52, has served as a Vice President of Aluminum Oxide & Specialty Products Manufacturing since October 1995 and has served as the General Manager of the Company's Canadian subsidiary, Exolon-ESK Company of Canada, Ltd., since September 1992. In January 1995, he became a member of the Company's Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. From November 1990 to September 1992, he served as the Plant Manager for the Company's Thorold, Ontario plant, and from 1986 to November of 1990, he served the Company in various technical and managerial capacities.

            Mr. Ladage, age 47, has served as a Vice President Silicon Carbide since October 1995. In January 1995, he became a member of the Company's Operating Committee and in March 1995 was appointed as an executive officer on the Operating Committee. He has served as the Plant Manager of the Company's Hennepin, Illinois operations since 1978.

            Mr. Redshaw, age 46, has served as Vice President of Sales and Marketing since October 1995. In January 1995, he became a member of the Company's Operating Committee, and in March 1995 was appointed as an executive officer on the Operating Committee. He has served as Metallurgical Sales and Marketing Manager for the Company since 1989.

            Ms. Gates, age 36, has been the General Corporate Secretary since February 29, 1996. Since February 29, 1996, she has been employed as the Company's General Counsel. From 1990 to 1996, Ms. Gates was a corporate attorney at the law firm of Magavern, Magavern, & Grimm, LLP, Buffalo, New York.

       Compensation of Executive Officers

            The following Summary Compensation Table sets forth information concerning compensation for services in all capacities for the Company and its subsidiaries for the fiscal years ended December 31, 2000, 1999, and 1998 of those persons who were, at December 31, 2000, (i) the chief executive officer of the Company and (ii) executive officers of the Company and its subsidiaries during 2000 whose annual base salary and bonus compensation exceeded $100,000, (collectively, the "Named Officers").

       Summary Compensation Table


                                          (3)Annual Compensation
                                        -------------------------
                                                                   All Other
        Name and Principal                                       Compensation
             Position           Year      Salary       Bonus          (1)
         ----------------   -----------  --------   -----------  ------------

        J. Fred Silver          2000     $173,040    $         -       $20,504
        President and           1999     $168,000        $18,480       $20,331
        Chief Executive         1998      $53,462         $8,374        $3,575
        Officer

        Kersi Dordi             2000     $114,000    $         -       $16,694
        Vice President          1999     $110,700        $12,174       $16,499
        Aluminum Oxide &        1998     $108,000        $16,200       $15,871
        Specialty
        Fusions


        Armand Ladage           2000     $114,000    $         -       $16,547
        Vice President          1999     $110,700        $12,174       $16,396
        Silicon Carbide         1998     $108,000        $20,520       $15,731


        John L. Redshaw         2000     $114,000    $         -       $16,586
        Vice President          1999     $110,700        $12,174       $16,243
        Sales & Marketing       1998     $108,000        $13,500       $15,450

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

       Compensation (Executive) Committee Interlocks and Insider Participation

            Elektroschmelzwerk Kempten GmbH ("Kempten") is a subsidiary of Wacker Chemie GmbH ("Wacker Chemie"), which is the owner of all of the outstanding stock of Wacker Ceramics. Wacker Ceramics is the owner of all of the Company's outstanding Class A Common Stock and Series B Preferred Stock. The Company is the successor to a merger of ESK Corporation (wholly owned subsidiary of Wacker Chemie) into The Exolon Company which was effected on April 27, 1984. Pursuant to an exclusive distributorship and sales representation agreement which was entered into with Kempten at the time of the merger and a distributorship agreement entered into in June 1999, the Company purchased $1,144,000 and $1,555,000 of certain products from Kempten, during 2000 and 1999, respectively.

            The Company and Kempten maintain a joint patent covering certain technology developed and implemented at the Company's Hennepin facility and are joint applicants with respect to another such patent. The patent and patent application relating to joint ownership rights in the subject technology.

            Dr. Fritz Petersen and Dr. Matthias Wolfgruber serve on the Executive Committee.

       Item 12.  Security Ownership of Certain Beneficial Owners and
                 Management

            Common Stock and Series A Preferred. The stock ownership of the only persons known to the Company to be the beneficial owners of more than 5% of the outstanding shares of the Common Stock and of the Series A Preferred Stock as of March 1, 2001, and such stock ownership of all directors and officers of the Company as a group as of that date are as follows:



                                                           Shares of   Percent
                                     Shares of             Series A    of Out-
                                      Common     Percent   Preferred  standing
                                       Stock     of Out-     Stock    Series A
             Name & Address            Bene-    standing     Bene-      Pre-
             Of Beneficial           ficially     Common   ficially    ferred
                 Owner               Owned (1)    Stock    Owned (1)    Stock
       --------------------------   ----------   --------  ---------  --------

      Patrick W.E. Hodgson, et al.   205,130(2)      42.6     18,445    95.25
      60 Bedford Road - 2nd Floor
      Toronto, Ont., Canada M5R

      Ferro Alloys Services, Inc.     90,800(3)      18.8        ---     ---
      Suite 463
      Carborundum Center
      Niagara Falls, NY 14303

      William J. Burke, III, et al    30,370(4)       6.3        ---     ---
      111 Devonshire Street
      Boston, MA 02109

      Woobourne Partners, L.P.           31,000       6.4        ---     ---
      200 N. Broadway, Suite 825
      S. Louis, MO 63102

      All Directors and Officers     295,930(5)      61.4     18,445    95.25
      as a group.
      (12 persons)

     (1) The beneficial ownership information presented is based upon information furnished by each person or contained in filings made with the Securities and Exchange Commission.

     (2) Beneficially owned by a group composed of: Patrick W.E. Hodgson (77,270); William J. Magavern II and James L. Magavern, as co-executors of the Estate of Samuel D. Magavern (15,260); Brent D. Baird (1,300); Aries Hill Corp. (a private holding company whose controlling stockholders include Brent D. Baird, Bruce C. Baird, Brian D. Baird and Bridget B. Baird) (14,000); Bridget B. Baird, as trustee of a family trust (9,800); Jane D. Baird (9,000); The Cameron Baird Foundation (a charitable foundation whose trustees include Jane D. Baird, Bridget B. Baird, Brian D. Baird, Bruce C. Baird and Brenda B. Senturia) (5,700); First Carolina Investors, Inc. (a Delaware corporation whose directors include Brent D. Baird, Bruce C. Baird, Patrick W.E. Hodgson, Theodore E. Dann, Jr. and H. Thomas Webb) (57,100); William J. Magavern II (5,000); and James L. Magavern (2,000). Members of the group had sole voting and investment power with respect to 168,706 Shares and share voting and investment power with respect to 27,724 Shares, and reported that they had agreed to evaluate jointly any proposal presented to the Company's Stockholders pursuant to which Wacker Chemical Corporation may acquire all or substantially all of the assets of the Company.

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

          Beneficial Owner of Class A Common Stock and Series B Preferred Stock. The stock ownership of the only beneficial owner of the Class A Common Stock and Series B Preferred Stock of the Company as of March 1, 2001 is as follows:

                                                                 Shares of
                                                                 Series B
                                                                 Preferred
                                                                 Stock
                                               Shares of         Bene-
                                               Class A Common    ficially
                                               Stock             Owned
                                               Beneficially      (Percent
                   Name & Address              Owned             of Class
                   of Beneficial               (Percent of Class Out-
                       Owner                   Outstanding)      standing)
       --------------------------------------  ----------------- ----------
      Wacker Engineered Ceramics, Inc.          512,897 (100%)      19,364
      c/o Wacker Chemical Holding                                   (100%)
      Corporation
      3301 Sutton Road
      Adrian, MI  49221-9397

     Item 13.  Certain Relationships and Related Transactions

               None.

                                    PART IV

           Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

               (a) The following documents are filed as part of this report
                                                             Page In
                                                            Form 10-K

                1)  Report of Independent Auditors               11

                    Financial Statements:
                         Consolidated Statements of              12
                          Operations, three years
                          ended December 31, 2000

                         Consolidated Balance Sheets at          13
                          December 31, 2000 and 1999

                         Consolidated Statements of Cash         14
                          Flows, three years ended
                          December 31, 2000

                         Consolidated Statements of              15
                          Changes in Stockholders'
                          Equity, three years ended
                          December 31, 2000

                         Notes to Consolidated Financial         16
                          Statements

                2)  Financial Statement Schedule for
                    three years ended
                    December 31, 2000:

                    II   Valuation and qualifying                41
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

      10J       Distributorship Agreement
                dated June 21, 1999 between
                ESK-SiC GmbH and the Reg.

      10K       Agreement and Plan Of        *
                Merger dated as of March
                14, 2001among Registrant,
                Washington Mills, and EXL
                Acquisition Corp.

      10L       Stockholder's Agreement      *
                entered into by Wacker
                Ceramics and Washington
                Mills

      22        Subsidiaries of the          Exhibit 22
                registrant

      27        Financial Data Schedule      Exhibit 27
      (b)       Reports on Form 8-K:         Form filed 3/14/01
      (c)       All exhibits required by Item 601 of Regulation S-K
                are included in Item 14(a)(3).

      * Incorporated herein by reference

                        Exolon-ESK Company and Subsidiaries
                         Valuation and Qualifying Accounts
                        Three Years Ended December 31, 2000
                              (thousands of dollars)
                    -------------------------------------------
                               Balance    Additions
                                  at     Charged to                 Balance
                              Beginning   Costs and                 at End
            Description        of Year    Expenses   Adjustments    of Year
       --------------------   ---------  ----------  ------------  ---------

      Deducted from assets -

      Allowance for doubtful
           accounts

      Year ended                 $150         -        ($22)(a)      $128
       December 31, 2000
      Year ended                 $249         -        ($99)(a)      $150
       December 31, 1999
      Year ended                 $350         -       ($101)(a)      $249
       December 31, 1998

      Allowance for slow-
       moving and obsolete
       inventory

      Year ended                 $377       $120          -          $497
       December 31, 2000
      Year ended                 $257       $120          -          $377
       December 31, 1999
      Year ended                 $196       $120        ($59)        $257
       December 31, 1998

     (a) Uncollectible accounts written off, net of recoveries.
     (b) Bad debt recoveries.

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               March 16, 2001      EXOLON-ESK COMPANY


                              By   /s/ J. Fred Silver
                                   ----------------------
                                   J. Fred Silver, President and
                                    Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


     /s/J. Fred Silver             /s/Michael G. Pagano
     -----------------------       ---------------------
      J. Fred Silver, President     Michael G. Pagano,
      and Chief Executive           Vice President
      Officer                       Finance and Chief
                                    Financial Officer




      /s/ Theodore E. Dann, Jr.
      -------------------------
      Theodore E. Dann, Jr.       Chairman of the Board  March 16, 2001


      /s/ Brent D. Baird
      ------------------------
      Brent D. Baird                    Director         March 16, 2001


      /s/ Matthias Wolfgruber
      -----------------------
      Matthias Wolfgruber               Director         March 16, 2001


      /s/ Fritz Petersen
      -----------------------
      Dr. Fritz Petersen                Director         March 16, 2001


      /s/ Paul Lindblad
      -----------------------
      Paul Lindblad                     Director         March 16, 2001


      /s/ Patrick W.E. Hodgson
      ------------------------
      Patrick W.E. Hodgson              Director         March 16, 2001

                              (3)EXHIBIT INDEX

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

      10J      Agreement and Plan Of Merger  0
               dated as of March 14,
               2001 among Registrant,
               Washington Mills, and EXL
               Acquisition Corp.

      10K      Stockholder's Agreement       *
               entered into by Wacker
               Ceramics and Washington
               Mills

      22       Subsidiaries of the           Exhibit 22
               Registrant

      27       Financial Data Schedule       Submitted electronically

     * Previously filed and incorporated herein by reference.