Form 10-Q
period 2001-03-31
EXOLON ESK CO
filed 2001-05-11
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

           (Mark  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           One)               SECURITIES EXCHANGE ACT OF 1934
            [X]

             For the quarterly period ended         March 31, 2001


                                         OR


            [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                    Commission file number              1-7276

                                 EXOLON-ESK COMPANY
           _______________________________________________________________

               (Exact name of registrant as specified in its charter)

                      Delaware                        16-0427000
           _______________________________    ___________________________

           (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)

                    1000 East Niagara Street, Tonawanda, New York
                                        14150
                   ________________________________________________

                       (Address of Principal Executive Offices)
                                      (Zip Code)


                                    (716) 693-4550
                  __________________________________________________
                    (Registrant's telephone number, including area
                                        code)




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

          As of May 1, 2001 registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                          PART I - FINANCIAL INFORMATION

                          Item 1.  Financial Statements

                                Exolon-ESK Company
                       Consolidated Condensed Balance Sheet
                       (in thousands except share amounts)

                                                 (Unaudited)

       ASSETS                                       March 31, December 31,
                                                         2001         2000
                                                  ___________ ____________
       Current assets:
            Cash                                       $3,236      $ 5,093
            Accounts receivable (less allowance
             for doubtful accounts of
             $121 in 2001 and $150 in 2000)             6,293        5,376

            Inventories                                15,471       14,120
            Prepaid expenses                              179           81
            Deferred income taxes                         287          287
                                                    _________    _________
            Total Current Assets                       25,466       24,957
       Investment in Norwegian joint venture            5,034        4,864

       Property, plant and equipment, at cost          77,816       77,637
       Accumulated depreciation                      (55,834)     (54,996)
                                                    _________    _________
            Net property, plant and equipment          21,982       22,641
       Bond sinking fund                                4,728        4,420

       Other assets                                     1,627        1,648
                                                    _________    _________
       Total Assets                                   $58,837      $58,530
                                                    =========    =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:

            Debt in default                       $    20,700   $   20,700
            Note payable                                  140            -
            Accounts payable                            2,966        2,339
            Accrued expenses                            1,371        1,212
            Income taxes payable                           96          378
                                                     ________    _________

                 Total Current Liabilities             25,273       24,629
       Deferred income taxes                            1,744        1,744
       Other long-term liabilities                      1,743        1,771
                                                     ________    _________
                 Total Liabilities                     28,760       28,144
                                                     ________    _________

       Stockholders' equity:
            Preferred stock - Series A -                  276          276
             19,364 shares issued
            Preferred stock - Series B -                  166          166
             19,364 shares issued
            Common stock, $1 par value -                  513          513
             512,897 issued, 481,995 outstanding
            Class A common stock, $1 par value -          513          513
             512,897 issued/outstanding

            Additional paid-in capital                  4,345        4,345


            Retained earnings                          26,436       26,745
            Accumulated other comprehensive           (1,804)      (1,804)
             income
            Treasury stock, at cost                     (368)        (368)
                                                     ________     ________

                 Total Stockholders' Equity            30,077       30,386
                                                     ________     ________
       Total Liabilities and Stockholders'            $58,837      $58,530
       Equity                                        ========     ========

         The accompanying notes are an integral part of these statements.



                                Exolon-ESK Company
                  Consolidated Condensed Statements of Operations
                                     Unaudited
                      (in thousands except per share amounts)


                                                     Three Months
                                                    Ended March 31,

                                                      2001   2000
                                                    _______ _______

       Net sales                                    $12,125 $13,534
       Cost of goods sold                            10,654  11,175
                                                    _______ _______
            Gross Profit                              1,471   2,359
                                                    _______ _______

       Operating Expenses

       Depreciation                                     859     890
       Selling, general & administrative                981   1,118
        expenses
       Research and development                           -      17
                                                    _______ _______
            Total Operating Expenses                  1,840   2,025
                                                    _______ _______


       Operating (Loss) Income                        (369)     334
                                                    _______ _______

       Other Income (Expense):

            Equity in Earnings(Loss) before
             income taxes of Norwegian Jt.              169   (148)
             venture
            Interest expense                          (314)   (323)
            Miscellaneous income(expense)                12     (8)
                                                    _______ _______
            Total Other Income(Expense)               (133)   (479)
                                                    _______ _______


       Earnings before income taxes                   (502)   (145)


       Income tax benefit (expense)                     237       9
                                                    _______ _______

       Net (Loss)Earnings                            ($265)  ($136)
                                                    ======= =======


       Basic and Diluted Earnings Per
       Share:

            Common                                  ($0.29) ($0.15)
            Class A Common                          ($0.27) ($0.14)





            The accompanying notes are an integral part of these statements.


                                   Exolon-ESK Company
                     Consolidated Condensed Statements of Cash Flows
                                        Unaudited
                                     (in thousands)

                                                        Three Months Ended
                                                             March 31,

                                                             2001     2000
                                                          _______  _______

              Net cash provided by(used in) operating    ($1,466)   $1,408
               activities                                ________  _______

              Cash Flow from Investing Activities:

                  Capital expenditures                      (179)    (478)
                                                         ________  _______

              Cash Flow from Financing Activities:
                  Net borrowing(repayments) on long-          140    (137)
                   term debt

                  Payments to bond sinking fund             (308)    (294)
                  Dividends paid                             (44)     (11)
                                                         ________  _______
              Net Cash (Used in)Provided by Financing       (212)    (442)
                Activities                               ________  _______

              Net (decrease)increase in cash              (1,857)      488


              Cash at beginning of period                   5,093    5,328
                                                         ________  _______
              Cash at end of period                        $3,236   $5,816
                                                          =======  =======

                  The accompanying notes are an integral part of these
                                       statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 As of the date of this report, the Company continues to finalize the details of a Merger Agreement that was announced on March 14, 2001 via an 8-K Current Report. In addition, the details of the Merger Agreement were included in Form 14C that was filed with the SEC on March 26, 2001. The Company is in the process of responding to SEC comments and anticipates this transaction will close by the end of June 2001.

                    At present, due to the pending Merger Agreement the Company's credit situation with its financial institutions has not changed since the disclosures made in the Company's 10-K that was filed on or about March 16, 2001. The Company continues to be in default of its financial covenants it has with its creditors and for this reason the Bond issuances it has have been reclassified on the balance sheet as debt in default in the current liability section. It does not appear there will be any remedy to this situation until the Merger Agreement is finalized and the new parent company, Washington Mills, makes arrangements for alternate financing.


          NOTE 3 The following are the major classes of inventories (in thousands) as of March 31, 2001 and December 31, 2000:

                                               March  31,
                                                     2001   December 31,
                                              (Unaudited)           2000
                                             ____________    ___________

                    Raw Materials                    $550         $1,041

                    Semi-Finished and              16,953         15,223
                     Finished Goods

                    Supplies and Other              1,030            918
                                                 ________        _______

                                                   18,533         17,182

                     Less:  LIFO Reserve          (3,062)        (3,062)
                                                 ________        _______
                                                  $15,471        $14,120
                                                 ========        =======



          NOTE 5    Comprehensive Income

               a.   Environmental issues

               (i)  Hennepin, Illinois Plant

                    On October 6, 1994, the Company entered into a Consent
               Order (the "Consent Order") with the Illinois Attorney General and the Illinois Environmental Protection Agency ("IEPA") in complete settlement of a complaint brought by them, which alleged that the Company had violated certain air quality requirements in the operating permit for its Hennepin, Illinois plant. The Consent Order provided a schedule for the Company to install a Continuous Emissions Monitoring System ("CEMS") and to implement the required Best Available Control Technology ("BACT") for air emissions, pursuant to an IEPA approved construction and operating permit.

                    During 1998, the Company completed installation of the
               CEMS and implementation of the BACT as required by the Consent Order. A revised construction permit was received on December 27, 1999, verifying that the project was in compliance with all applicable Board emissions and utilized BACT for sulfur dioxide. The air quality analysis showed compliance with the allowable sulfur dioxide increment. In January 2001, an additional one-year temporary permit was applied for with the IEPA to permit the Company additional time to install a heater designed to improve the H2S removal efficiency. A Title V permit is anticipated to be applied for in year 2002.

                    In the summer of 2001, the Company will proceed with
               the replacement of the liner of the Lagoon 1 and related pond matters. Discussions are ongoing with the IEPA. A revised construction permit has been applied for to complete the project.

               (ii)  Superfund Site

                    A Special Notice of Liability was received by the
               Company from the US EPA for the Remedial Design/Remedial Action Phase of the Lenz Oil Services, Inc. Superfund Site. The Company is one of over seventy potentially responsible parties. The Notice alleged joint and several liability based upon the premise that the soil and ground water were contaminated with oil and solvent waste containing hazardous constituents. The Company entered into a Consent Decree with the U.S. EPA in February 2001 and settled the claim for approximately $165,000. The payment will be made in the second quarter of 2001.

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

               NOTE 5    Comprehensive Income

                    During the three months ended March 31, 2001 and 2000,
               total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.

               NOTE 6    Earnings Per Share

                    The following table sets forth the computation of basic
               and diluted earnings per share (in thousands except share information):

                                                      Three Months Ended
                                                           March 31,

                                                       2001          2000
                                                       _____         ____

               Numerator: Net income                  ($276)        ($147)
               available to common                     =====         =====
               stockholders after preferred
               stock dividends

               Numerator for basic earnings
                per share:
                   Common stockholders (50%)           (138)          (73)

                   Class A common                      (138)          (74)
                    stockholders (50%)                 _____         _____

                                                       (276)         (147)
               Effect of Dilutive Securities-
                Preferred Stock Dividends                -             -
                                                       _____         _____

               Net income available to common         ($276)        ($147)
                stockholders after assumed             =====         =====
                conversion of preferred stock
               Numerator for diluted earnings
                per share:

                   Common stockholders (50%)           (138)          (73)
                   Class A common                      (138)          (74)
                    stockholders (50%)                 _____         _____

                                                      ($276)        ($147)
                                                       =====         =====
               NOTE 6
                Earnings Per Share - Con't

               Denominator: Common stock
                   Denominator for basic
                    earnings per share -             481,995       481,995
                    weighted average shares

                   Effect of dilutive
                    securities -                          -             -
                    convertible preferred              _____         _____
                    stock
                   Denominator for diluted
                    earnings per share -
                    adjusted weighted average        481,995       481,995
                    shares and assumed               =======       =======
                    conversions

                 Class A common stock:
                   Denominator for basic
                    earnings per share -             512,897       512,897
                    weighted average shares

                   Effect of dilutive
                    securities -                          -              -
                    convertible preferred              _____         _____
                    stock
                   Denominator for diluted
                    earnings per share -
                    adjusted weighted average        512,897       512,897
                    shares and assumed               =======       =======
                    conversions


              Basic Earnings Per Share:
                   Common Stock                        ($0.29)      ($0.15)

                   Class A Common Stock                ($0.27)      ($0.14)

              Dilutive Earnings Per Share:
                   Common Stock                        ($0.29)      ($0.15)
                   Class A Common Stock                ($0.27)      ($0.14)

              The effect of the convertible preferred stock was not considered for 2001 and 2000 because the effect would have been anti-dilutive.



              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

              Results of Operations

              Comparison of the three months ended March 31, 2001 with the three months ended March 31, 2000.

                        Net Sales.  Net sales decreased $1,409,000 to
              $12,125,000 in the first three months of 2001, a decrease of 10% compared to net sales of $13,534,000 in the first three months of 2000. The decline in sales was due to a decrease in volume and increased pressure on prices resulting from a decrease in demand combined with an increase in foreign competition.

                        Gross Profit. Gross profit before depreciation
              expense was $1,471,000 in the first three months of 2001 compared to $2,359,000 in the first three months of 2000.
              As a percent of sales, gross margins were 12.1% in the first three months of 2001 compared to 17.4% in the first three months of 2000. The decrease in gross profit as a percent of net sales was attributed to lower sales volumes and unfavorable product mix sales.

                        Operating Expenses. Operating expenses including
              depreciation, were $1,840,000 during the first three months of 2001 versus $2,025,000 during the first three months of 2000. The decrease in operating expenses is a result of spending reductions of $137,000 in selling and general and administrative expenses. Depreciation as a percent of sales was 7.1% in the first three months of 2001 compared to 6.6% for the first three months of 2000.

                        Operating Income.  Operating income was a loss of
              $369,000 in the first three months of 2001 compared to income of $334,000 in the first three months of 2000. The decrease in operating income is primarily due to lower sales volumes and unfavorable product mix sales as noted above.

                        Norwegian Joint Venture.  The company's 50% share
              of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was income of $169,000 for the first three months of 2001 versus a loss of $148,000 in the first three months of 2000.

                        Interest and Miscellaneous Income. Interest
              expense decreased to $314,000 in the first three months of 2001 versus $323,000 in the first three months of 2000. Miscellaneous income of $12,000 was received in the first three months of 2001 versus miscellaneous expense of $8,000 incurred in the first three months of 2000.

                        Income Tax.  The Company's effective tax rate for
              the first three months of 2001 was an overall 47% tax benefit comprised of a 38% effective tax rate benefit on US losses and 37% effective tax rate benefit on foreign losses versus a overall 6% tax benefit comprised of a 42% effective tax rate expense on US income and 36% effective tax rate benefit on foreign losses for the first three months of 2000.

              Liquidity and Capital Resources

                        As of March 31, 2001, working capital (current
              assets less current liabilities) has decreased by $135,000 to $193,000 when compared to $328,000 as of December 31, 2000. Inventories have increased by $1,351,000 from $14,120,000 as of December 31, 2000 to $15,471,000 as of
              March 31, 2001.

                        For the three months ended March 31, 2001, net
              cash used in operating activities was $1,466,000. Cash reserves decreased by $1,857,000 as of March 31, 2001 compared to December 31, 2000. Net cash was used to reduce net outstanding debt by $168,000 and to fund capital expenditures of $179,000.

                        The Company's current ratio remained at 1.0 to 1.0
              at March 31, 2001 and December 31, 2000. The ratio of total liabilities to shareholders' equity remained 1.0 to 1.0 as of March 31, 2001 and December 31, 2000. Management believes that future cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements.

                        Reference is made to the information included in
              Notes to Consolidated Condensed Financial Statements of the Company, which is hereby incorporated herein by reference.

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





              EXOLON-ESK COMPANY



              /s/J. Fred Silver
              _______________________
              J. Fred Silver
              President and Chief Executive Officer





              /s/Michael G. Pagano
              _______________________
              Michael G. Pagano
              Vice President Finance and
              Chief Financial Officer




              Date:     May 4, 2001