Form 10-Q/A
period 2001-03-31
EXOLON ESK CO
filed 2001-06-05
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q/A

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

          As of May 1, 2001 registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                          PART I - FINANCIAL INFORMATION

                          Item 1.  Financial Statements

                                Exolon-ESK Company
                       Consolidated Condensed Balance Sheet
                       (in thousands except share amounts)

                                                 (Unaudited)

       ASSETS                                       March 31, December 31,
                                                         2001         2000
                                                  ___________ ____________
       Current assets:
            Cash                                       $3,236      $ 5,093
            Accounts receivable (less allowance
             for doubtful accounts of
             $121 in 2001 and $150 in 2000)             6,293        5,376

            Inventories                                15,471       14,120
            Prepaid expenses                              179           81
            Deferred income taxes                         319          287
                                                    _________    _________
            Total Current Assets                       25,498       24,957
       Investment in Norwegian joint venture            5,034        4,864

       Property, plant and equipment, at cost          77,816       77,637
       Accumulated depreciation                      (55,834)     (54,996)
                                                    _________    _________
            Net property, plant and equipment          21,982       22,641
       Bond sinking fund                                4,728        4,420

       Other assets                                     1,627        1,648
                                                    _________    _________
       Total Assets                                   $58,869      $58,530
                                                    =========    =========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:

            Debt in default                       $    20,700   $   20,700
            Note payable                                  140            -
            Accounts payable                            2,966        2,339
            Accrued expenses                            1,451        1,212
            Income taxes payable                           96          378
                                                     ________    _________

                 Total Current Liabilities             25,353       24,629
       Deferred income taxes                            1,744        1,744
       Other long-term liabilities                      1,743        1,771
                                                     ________    _________
                 Total Liabilities                     28,840       28,144

       Stockholders' equity:
            Preferred stock - Series A -                  276          276
             19,364 shares issued
            Preferred stock - Series B -                  166          166
             19,364 shares issued
            Common stock, $1 par value -                  513          513
             512,897 issued, 481,995 outstanding
            Class A common stock, $1 par value -          513          513
             512,897 issued/outstanding

            Additional paid-in capital                  4,345        4,345


            Retained earnings                          26,388       26,745
            Accumulated other comprehensive           (1,804)      (1,804)
             income
            Treasury stock, at cost                     (368)        (368)

                 Total Stockholders' Equity            30,029       30,386
                                                     ________     ________
       Total Liabilities and Stockholders'            $58,869      $58,530
       Equity                                        ========     ========

         The accompanying notes are an integral part of these statements.



                                Exolon-ESK Company
                  Consolidated Condensed Statements of Operations
                                     Unaudited
                      (in thousands except per share amounts)


                                                     Three Months
                                                    Ended March 31,

                                                      2001   2000
                                                    _______ _______

       Net sales                                    $12,125 $13,534
       Cost of goods sold                            10,654  11,175
                                                    _______ _______
            Gross Profit                              1,471   2,359

       Operating Expenses

       Depreciation                                     859     890
       Selling, general & administrative                981   1,118
        expenses
       Research and development                           -      17

            Total Operating Expenses                  1,840   2,025
                                                    _______ _______


       Operating (Loss) Income                        (369)     334

       Other Income (Expense):

            Equity in Earnings(Loss) before
             income taxes of Norwegian Jt.              169   (148)
             venture
            Interest expense                          (394)   (323)
            Miscellaneous income(expense)                12     (8)
            Total Other Income(Expense)               (213)   (479)
                                                    _______ _______


       Earnings before income taxes                   (582)   (145)


       Income tax benefit (expense)                     269       9
                                                    _______ _______

       Net (Loss)Earnings                            ($313)  ($136)
                                                    ======= =======


       Basic and Diluted Earnings Per
       Share:

            Common                                  ($0.33) ($0.15)
            Class A Common                          ($0.32) ($0.14)





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

               The purpose of this amendment is to correct an error in the financial statements:

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

          NOTE 2 As of the date of this report, the Company continues to finalize the details of a Merger Agreement that was announced on March 14, 2001 via an 8-K Current Report. In addition, the details of the Merger Agreement were included in Form 14C that was filed with the SEC on March 26, 2001. The Company is in the process of responding to SEC comments and anticipates this transaction will close by the end of July 2001.

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



          NOTE 4    Contingencies

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

               NOTE 6    Earnings Per Share

                    The following table sets forth the computation of basic
               and diluted earnings per share (in thousands except share information):

                                                      Three Months Ended
                                                           March 31,

                                                       2001          2000
                                                       _____         ____

               Numerator: Net income                  ($324)        ($147)
               available to common                     =====         =====
               stockholders after preferred
               stock dividends

               Numerator for basic earnings
                per share:
                   Common stockholders (50%)           (162)          (73)

                   Class A common                      (162)          (74)
                    stockholders (50%)                 _____         _____

                                                       (324)         (147)
               Effect of Dilutive Securities-
                Preferred Stock Dividends                -             -
                                                       _____         _____

               Net income available to common         ($324)        ($147)
                stockholders after assumed             =====         =====
                conversion of preferred stock
               Numerator for diluted earnings
                per share:

                   Common stockholders (50%)           (162)          (73)
                   Class A common                      (162)          (74)
                    stockholders (50%)                 _____         _____

                                                      ($324)        ($147)
                                                       =====         =====
               NOTE 6
                Earnings Per Share - Con't

               Denominator: Common stock
                   Denominator for basic
                    earnings per share -             481,995       481,995
                    weighted average shares

                   Effect of dilutive
                    securities -                          -             -
                    convertible preferred              _____         _____
                    stock
                   Denominator for diluted
                    earnings per share -
                    adjusted weighted average        481,995       481,995
                    shares and assumed               =======       =======
                    conversions

                 Class A common stock:
                   Denominator for basic
                    earnings per share -             512,897       512,897
                    weighted average shares

                   Effect of dilutive
                    securities -                          -              -
                    convertible preferred              _____         _____
                    stock
                   Denominator for diluted
                    earnings per share -
                    adjusted weighted average        512,897       512,897
                    shares and assumed               =======       =======
                    conversions


              Basic Earnings Per Share:
                   Common Stock                        ($0.33)      ($0.15)

                   Class A Common Stock                ($0.32)      ($0.14)

              Dilutive Earnings Per Share:
                   Common Stock                        ($0.33)      ($0.15)
                   Class A Common Stock                ($0.32)      ($0.14)

              The effect of the convertible preferred stock was not considered for 2001 and 2000 because the effect would have been anti-dilutive.



              NOTE 7     Accounting for Derivatives

	           Effective January 1, 2001, the Company adopted Statement of
              Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other
		  contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge or cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The change in fair value of derivatives not designated as hedges will be immediately recognized in earnings.

                   To manage its exposure to interest rate fluctuations on its variable rate debt, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $4,595,000 through December 17, 2001 based on LIBOR at 6.20%.
              The second agreement has a notional value of $8,405,000 through December 17, 2001 based on the BMA Municipal Bond Index at 4.2%. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense.

                   The adoption of SFAS 133 on January 1, 2001 had an immaterial impact on the Company's financial position. Given the minor amount of derivatives, the Company has chosen not to designate the swap agreements as hedges and will record changes in fair value in interest expense. During the quarter ended March 31, 2001, the Company recorded additional interest expense of $80,000 related to its derivative instruments.


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

                        Interest and Miscellaneous Income. Interest
              expense increased to $394,000 in the first three months of 2001 versus $323,000 in the first three months of 2000 principally due to the adoption of SFAS No. 133, which required recognition of an unrealized loss of $80,000 on interest rate derivatives held by the Company. Miscellaneous income of $12,000 was received in the first three months of 2001 versus miscellaneous expense of $8,000 incurred in the first three months of 2000.

                        Income Tax.  The Company's effective tax rate for
              the first three months of 2001 was an overall 47% tax benefit comprised of a 38% effective tax rate benefit on US losses and 37% effective tax rate benefit on foreign losses versus an overall 6% tax benefit comprised of a 42% effective tax rate expense on US income and 36% effective tax rate benefit on foreign losses for the first three months of 2000.

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

              Impact of New Accounting Pronouncements

                        Effective January 1, 2001, the Company adopted
              Statement of Financial Accounting Standards No. 133,
              "Accounting for Derivative Instruments and Hedging
              Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The intended use of the derivative and its designation as either a fair value hedge or cash flow hedge determines when the gains or losses on the derivatives are to be reported in earnings and when they are to be reported as a component of other comprehensive income. The change in fair value of derivatives not designated as hedges will be immediately recognized in earnings.

                        To manage its exposure to interest rate fluctuations
              on its variable rate debt, the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $4,595,000 through December 17, 2001 based on LIBOR at 6.20%. The second agreement has a notional value of $8,405,000 through December 17, 2001 based on the BMA Municipal Bond Index at 4.2% Net payments or receipts under the swap agreements are recorded as adjustments to interest expense.

                        The adoption of SFAS 133 on January 1, 2001 had an
              immaterial impact on the Company's financial position. Given the minor amount of derivatives, the Company has chosen not to designate the swap agreements as hedges and will record changes in fair value in interest expense. During the quarter ended March 31, 2001, the Company recorded additional interest expense of $80,000 related to its derivative instruments.


              PART II - OTHER INFORMATION

              Item 1.  Legal Proceedings

                   Reference is made to the information included in Note 3
              to the Consolidated Condensed Financial Statements of the Company included under Part I, Item 1 of this Form 10-Q/A, which is hereby incorporated herein by reference.

              Item 2.  Change in Securities - None


              Item 3.  Defaults Upon Senior Securities - None


              Item 4.  Submission of Matters to a Vote of Security Holders
                       - None


              Item 5.  Other Information - None


              Item 6.  Exhibits and Reports on Form 8-K

                   (a)   Exhibits - None

                   (b)   Reports on Form 8-K  -  None




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




              Date:     June 4, 2001