Form 10-Q
period 2001-06-30
EXOLON ESK CO
filed 2001-08-03
CIK 34046

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                                      FORM 10-Q

          (Mark   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           One)               SECURITIES EXCHANGE ACT OF 1934
           [X]

            For the quarterly period ended:          June 30, 2001


                                         OR


           [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                              SECURITIES EXCHANGE ACT OF 1934

              Commission file number:                1-7276


                                 EXOLON-ESK COMPANY
              ---------------------------------------------------------
               (Exact name of registrant as specified in its charter)

                    Delaware                          16-0427000
              -------------------                --------------------
                (State or other                    (I.R.S. Employer
                jurisdiction of                   Identification No.)
                incorporation or
                 organization)

                  1000 East Niagara Street, Tonawanda, New York 14150
                     ---------------------------------------------
                        (Address of Principal Executive Offices)
                                       (Zip Code)


                                     (716) 693-4550
                    -----------------------------------------------
                  (Registrant's telephone number, including area code)


                  ----------------------------------------------------
           (Former name, former address and former fiscal year, if changed since last report)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  YES  X    NO ____

          As of July 31, 2001 registrant had outstanding 481,995 shares of $1 par value Common Stock and 512,897 shares of $1 par value Class A Common Stock.


                          PART I - FINANCIAL INFORMATION
                          Item 1.  Financial Statements

                              Exolon-ESK Company
                       Consolidated Condensed Balance Sheet
                       (in thousands except share amounts)

                                                         (Unaudited)

       ASSETS                                        June 30, December 31,
                                                         2001         2000
                                                    --------- ------------
       Current assets:
            Cash                                       $3,125      $ 5,093
            Accounts receivable (less allowance
             for doubtful accounts of
             $121 in 2001 and $150 in 2000)             7,365        5,376

            Inventories                                14,050       14,120
            Prepaid expenses                               74           81
            Deferred income taxes                         319          287
                                                      -------       ------
            Total Current Assets                       24,933       24,957
       Investment in Norwegian joint venture            5,210        4,864

       Property, plant and equipment, at cost          77,857       77,637
       Accumulated depreciation                      (56,672)     (54,996)
                                                     --------     --------
            Net property, plant and equipment          21,185       22,641
       Bond sinking fund                                5,019        4,420

       Other assets                                     1,607        1,648
                                                     --------     --------
       Total Assets                                   $57,954      $58,530
                                                     ========     ========
       LIABILITIES AND STOCKHOLDERS' EQUITY
       Current liabilities:

            Debt in default                       $    20,700   $   20,700
            Accounts payable                            2,274        2,339
            Accrued expenses                            1,465        1,212
            Income taxes payable                           31          378
                                                     --------     --------
                 Total Current Liabilities             24,470       24,629

       Deferred income taxes                            1,744        1,744
       Other long-term liabilities                      1,723        1,771
                                                     --------     --------
                 Total Liabilities                     27,937       28,144
                                                     --------     --------
       Stockholders' equity:

            Preferred stock - Series A -                  276          276
              19,364 shares issued
            Preferred stock - Series B -                  166          166
              19,364 shares issued
            Common stock, $1 par value - 512,897          513          513
              issued, 481,995 outstanding
            Class A common stock, $1 par value -          513          513
              512,897 issued/outstanding
            Additional paid-in capital                  4,345        4,345

            Retained earnings                          26,376       26,745


            Accumulated other comprehensive           (1,804)      (1,804)
              income
            Treasury stock, at cost                     (368)        (368)
                                                       ------       ------
                 Total Stockholders' Equity            30,017       30,386
                                                       ------       ------

       Total Liabilities and Stockholders'            $57,954      $58,530
         Equity                                       =======      =======

         The accompanying notes are an integral part of these statements.


                                 Exolon-ESK Company
                  Consolidated Condensed Statements of Operations
                                     Unaudited
                      (in thousands except per share amounts)


                                             Three Months     Six Months
                                            Ended June 30,  Ended June 30,

                                              2001    2000   2001     2000
                                            ------- --------------  -------
       Net sales                            $12,890 $12,574 $25,015 $26,108

       Cost of goods sold                    10,969  10,862  21,623  22,037
                                            ------- ------- ------- -------
            Gross Profit                      1,921   1,712   3,392   4,071
                                            ------- ------- ------- -------

       Operating Expenses
       Depreciation                             859     890   1,718   1,780

       Selling, general & administrative        807     971   1,788   2,089
        expenses
       Research and development                   -       2       -      19
                                              -----   -----   -----   -----
            Total Operating Expenses          1,666   1,863   3,506   3,888
                                              -----   -----   -----   -----


       Operating Income (Loss)                  255   (151)   (114)     183
                                              -----   -----   -----   -----

       Other Income (Expense):
            Equity in Earnings(Loss) before
             income taxes of Norwegian Jt.
             venture                            177      69     346    (79)
            Interest expense                  (353)   (297)   (747)   (620)

            Miscellaneous income(expense)     (143)    (77)   (131)    (85)
                                             ------   -----   -----   -----
            Total Other Income(Expense)       (319)   (305)   (532)   (784)
                                              -----   -----   -----   -----
       Earnings before income taxes            (64)   (456)   (646)   (601)

       Income tax benefit (expense)              52     116     321     125
                                              -----   -----   -----   -----

       Net Earnings (Loss)                    ($12)  ($340)  ($325)  ($476)
                                              =====  ======  ======  ======

       Basic and Diluted Earnings Per
       Share:
            Common                          ($0.02) ($0.36) ($0.36) ($0.52)
            Class A Common                  ($0.02) ($0.34) ($0.34) ($0.49)



            The accompanying notes are an integral part of these statements.


                                   Exolon-ESK Company
                    Consolidated Condensed Statements of Cash Flows
                                       Unaudited
                                     (in thousands)
                                                          Six Months Ended
                                                               June 30,
                                                             2001     2000
                                                           ------   ------


              Net cash provided by(used in) operating    ($1,105)   $2,431
               activities                                 -------   ------

              Cash Flow from Investing Activities:
                   Proceeds from the disposal of fixed          -        3
                    assets

                   Capital expenditures                     (220)    (692)
                                                           ------    -----
                                                            (220)    (689)
                                                           ------    -----

              Cash Flow from Financing Activities:

                  Net borrowing(repayments) on long-        -      (1,277)
                   term debt
                  Payments to bond sinking fund             (599)    (581)
                  Dividends paid                             (44)     (11)
                                                           ------   ------
              Net Cash (Used in)Provided by Financing       (643)  (1,869)
                Activities                                 ------   ------


              Net (decrease)increase in cash              (1,968)    (127)

              Cash at beginning of period                   5,093    5,328
                                                           ------   ------
              Cash at end of period                        $3,125   $5,201
                                                           ======   ======

                  The accompanying notes are an integral part of these
                                      statements.


                                 EXOLON-ESK COMPANY
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                     (Unaudited)

          NOTE 1 The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Results for the period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

                    For further information, refer to the financial statements and footnotes thereto for the year ended December 31, 2000 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

          NOTE 2 As of the date of this report, the Company continues to finalize the details of a Merger Agreement that was announced on March 14, 2001 via an 8-K Current Report. In addition, the details of the Merger Agreement were included in Form 14C that was filed with the SEC on March 26, 2001. The Company anticipates this transaction will close on August 15, 2001.

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


          NOTE 3 The following are the major classes of inventories (in thousands) as of June 30, 2001 and December 31, 2000:

                                                 June  30,  December 31,
                                                    2001         2000
                                               (Unaudited)
                                               ------------   ----------

                    Raw Materials                    $494         $1,041

                    Semi-Finished and              15,717         15,223
                     Finished Goods

                    Supplies and Other                901            918
                                                 --------       --------
                                                   17,112         17,182

                     Less:  LIFO Reserve          (3,062)        (3,062)
                                                 --------       --------
                                                  $14,050        $14,120
                                                  =======       ========


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

                    During 1998, the Company completed installation of the
               CEMS and implementation of the BACT as required by the Consent Order. A revised construction permit was received on December 27, 1999, verifying that the project was in compliance with all applicable Board emissions and utilized BACT for sulfur dioxide. The air quality analysis showed compliance with the allowable sulfur dioxide increment. In May 2001, an additional one-year temporary permit was issued by the IEPA to permit the Company additional time to install a heater designed to improve the H2S removal efficiency. A Title V permit is anticipated to be applied for in 2002.

                    In June 2001, a water pollution control permit was
               issued by the IEPA to the Hennepin Facility. The permit is valid through June 30, 2004. It grants permission to construct a new liner system for Lagoon 1 and to make related lagoon system improvements. Construction is scheduled to begin in August 2001 and completed by September 2002. The cost of the project is estimated at $520,000.

               (ii)  Superfund Site

                    A Special Notice of Liability was received by the
               Company from the US EPA for the Remedial Design/Remedial Action Phase of the Lenz Oil Services, Inc. Superfund Site. The Company is one of over seventy potentially responsible parties. The Notice alleged joint and several liability based upon the premise that the soil and ground water were contaminated with oil and solvent waste containing hazardous constituents. The Company entered into a Consent Decree with the U.S. EPA in February 2001 and settled the claim for approximately $165,000. The payment will be made in the fourth quarter of 2001.

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

                    The Norwegian State Pollution Control Authority has
               issued limits regarding dust emissions and Sulfur Dioxide emissions that will apply to all Norwegian silicon carbide producers. Specific target emission limits have been set, and a compliance timetable ranging from the present until January 1, 2002 has been established. The costs associated with achieving compliance with these limits have been tightly controlled as a result of various alternatives presently being considered by the Norwegian joint venture. The joint venture has met the sulfur requirements with changes in production techniques and raw material procurement including low sulfur coke.


               b.   Legal Matters

               (i)  Federal Proceedings and Related Matters

                    On October 18, 1994, a lawsuit was commenced in the
               U.S. District Court for the Eastern District of Pennsylvania (No. 94-CV-6332) under the title "General Refractories Company v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company." The suit purports to be a class action seeking treble damages from the defendants for allegedly conspiring with unnamed co-conspirators during the period from January 1, 1985 through the date of the complaint to fix, raise, maintain and stabilize the price of artificial abrasive grains and to allocate among themselves their major customers or accounts for purchases of artificial grains. The plaintiffs allegedly paid more for abrasive grain products than they would have paid in the absence of such anti-trust violations and were allegedly damaged in an amount that they are presently unable to determine. On or about July 17, 1995, a lawsuit captioned "Arden Architectural Specialties, Inc. v. Washington Mills Electro Minerals Corporation and Exolon-ESK Company," (95-CV-05745(m)), was commenced in the United States District Court for the Western District of New York. The Arden Architectural Specialties complaint purports to be a class action that is based on the same matters alleged in the General Refractories complaint. In October 1997, the Norton Company was named an additional defendant in both cases.
               The ultimate liability, if any, that could result from these lawsuits cannot presently be determined, although the Company believes that it has meritorious defenses to the allegations, and it intends to vigorously defend against the charges. Discovery was completed in January 2000. The parties are currently waiting for a pending decision on the issue of class certification.

               NOTE 5    Comprehensive Income

                    During the six months ended June 30, 2001 and 2000,
               total comprehensive income, which was comprised of net income and foreign currency translation adjustments, equaled net income.

               NOTE 6    Accounting for Derivatives

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

                    To manage its exposure to interest rate fluctuations on
               its variable rate debt , the Company has entered into two interest rate swap agreements. The first agreement has a notional amount of $4,595,000 through December 17, 2001 based on LIBOR at 6.20%. The second agreement has a notional value of $8,405,000 through December 17, 2001 based on the BMA Municipal Bond Index at 4.2%. Net payments or receipts under the swap agreements are recorded as adjustments to interest expense.

                    The adoption of SFAS 133 on January 1, 2001 had an
               immaterial impact on the Company's financial position.
               Given the minor amount of derivatives, the Company has chosen not to designate the swap agreements as hedges and will record changes in fair value in interest expense. During the quarter ended June 30, 2001, the Company recorded additional interest expense of $80,000 related to its derivative instruments.


          NOTE 7    Earnings Per Share

               The following table sets forth the computation of basic and diluted earnings per share (in thousands except share information):
                                          Three Months      Six Months
                                         Ended June 30,    Ended June 30,

                                          2001     2000    2001     2000
                                        -------  -------  -------  -------

          Numerator: Net loss             ($23)   ($351)   ($347)   ($498)
           attributable to common
           stockholders after
           preferred stock dividends    =======   ======   ======  =======

          Numerator for basic earnings
           per share:

             Common stockholders (50%)     (12)    (175)    (173)    (249)
             Class A common                (11)    (176)    (174)    (249)
              stockholders (50%)         ------   ------   ------   ------

                                           (23)    (351)    (347)    (498)
          Effect of Dilutive                  -        -        -        -
           Securities-Pref. Stock Div.   ------   ------   ------   ------

          Net loss attributable to        ($23)   ($351)   ($347)   ($498)
           common stockholders after
           assumed conversion of
           preferred stock               ======   ======   ======   ======

          Numerator for diluted
           earnings per share:

             Common stockholders (50%)     (12)    (176)    (173)    (249)

             Class A common                (11)    (175)    (174)    (249)
              stockholders (50%)         ------   ------   ------   ------
                                          ($23)   ($351)   ($347)   ($498)
                                         ======   ======   ======   ======

          Denominator: Common stock
              Denominator for basic     481,995  481,995  481,995  481,995
               earnings per share -
               weighted average shares

              Effect of dilutive
               securities -                   -        -        -        -
               convertible preferred
               stock                    -------  -------  -------  -------
          Denominator for diluted       481,995  481,995  481,995  481,995
           earnings per share -
           adjusted weighted average
           shares and assumed
           conversions                  =======  =======  =======  =======

          Class A common stock:

              Denominator for basic     512,897  512,897  512,897  512,897
               earnings per share -
               weighted average shares


              Effect of dilutive              -        -        -        -
               securities -
               convertible preferred
               stock                    -------  -------  -------  -------

          Denominator for diluted       512,897  512,897  512,897  512,897
           earnings per share -
           adjusted weighted average
           shares and assumed
           conversions                  =======  =======  =======  =======

         The effect of the convertible preferred stock was not considered for 2001 and 2000 because the effect would have been anti-dilutive.

              Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

              Results of Operations

              Comparison of the Six Months Ended June 30, 2001 with Six Months Ended June 30, 2000.

               Net Sales. Total net sales decreased by 4% to $25,015,000 during the six months ended June 30, 2001 from $26,108,000 in the first six months of 2000 primarily due to decreased demand and increased foreign competition.

              Gross Profit. Gross profit before depreciation expense was $3,392,000 in the first six months of 2001 compared to $4,071,000 in the first six months of 2000. As a percent of net sales, gross margins were 13.6% in the first six months of 2001 compared to 15.6% in the same period of 2000. The decrease in gross profit as a percent of net sales from the first six months of 2001 can be attributed to a lower sales and a less profitable product mix.

              Operating Expenses. Total operating expenses decreased to $3,506,000 in the six months ended June 30, 2001 from $3,888,000 in the same period of 2000. Operating expenses as a percent of sales decreased to 14% in the first six months of 2001 versus 15% for the same period in 2000. The primary reason for the decrease as a percent of sales is the decrease in selling, general and administrative expenses as compared to the same period in 2000. Specifically, general and administrative expenses decreased to $1,216,000 in the first six months of 2001 compared to $1,351,000 for the same period in 2000. The primary reasons for the decrease include lower expenses related to legal fees, salaries and office administration.

              Operating Income. Operating income decreased by 163% to a loss of $114,000 in the six months ended June 30, 2001 from income of a $183,000 in the six months ended June 30, 2000 primarily due to the decrease in gross profit due to a less profitable product mix.

              Norwegian Joint Venture. The Company's 50% share of the pre-tax earnings (loss) of its Norwegian joint venture, Orkla Exolon A/S, was income of $346,000 for the six months ended June 30, 2001 versus a loss of $79,000 in the six months ended June 30, 2000.

              Interest and Miscellaneous Expense. Interest expense increased in the first six months of 2001 to $747,000 from $620,000 in the first six months of 2000 principally due to the adoption of SFAS 133, which required recognition of an unrealized loss of $80,000 on interest rate derivatives held by the Company.

              Miscellaneous income (expense) was an expense of $131,000 in the first six months of 2001 compared to expense of $85,000 in the six months ended June 30, 2000. The increase was directly related to costs incurred to finalize the pending merger with Washington Mills.

              Income Tax. The Company's effective tax rate of 50% benefit does not bear a normal relationship to loss before income tax benefit due to differing tax rates in foreign jurisdictions.

              Comparison of the three months ended June 30, 2001 with the three months ended June 30, 2000.

              Net Sales. Net sales increased $316,000 to $12,890,000 in the three months ended June 30, 2001, a increase of 3% compared to net sales of $12,574,000 in the three months ended June 30, 2000. The increase in sales was due to a sale of raw material to one domestic and one foreign customer.

              Gross Profit. Gross profit before depreciation expense was $1,921,000 in the three months ended June 30, 2001 compared to $1,712,000 in the three months ended June 30, 2000. As a percent of sales, gross margins were 14.9% in the three months ended June 30, 2001 compared to 13.6% in the three months ended June 30, 2000. The increase in gross profit as a percent of net sales was attributed to raw material sales as noted above.

              Operating Expenses. Operating expenses including depreciation, were $1,666,000 during the three months ended June 30, 2001 versus $1,863,000 during the three months ended June 30, 2000. The decrease in operating expenses of $197,000 is a result of spending reductions in selling and general and administrative expenses. Depreciation as a percent of sales was 6.7% and 7.1% in the three months ended June 30, 2001 and June 30, 2000, respectively.

              Operating Income. Operating income (loss) was an income of $255,000 in the three months ended June 30, 2001 compared to a loss $151,000 in the three months ended June 30, 2000.

              Norwegian Joint Venture. The company's 50% share of the pre-tax earnings of its Norwegian joint venture, Orkla Exolon A/S was income of $177,000 for the three months ended June 30, 2001 versus income of $69,000 in the three months ended June 30, 2000.

              Interest and Miscellaneous Income. Interest expense increased to $353,000 in the three months ended June 30, 2001 versus $297,000 in the three months ended June 30, 2000. The increase in interest expense is primarily due to the increase in the fee charged on the letter of credit that is required on the Company's variable rate industrial revenue bonds on the pollution abatement facility.

              Miscellaneous (expense)income was an expense of $143,000 in the three months ended June 30, 2001 versus miscellaneous expense of $77,000 incurred in the three months ended June 30, 2000. The increase in miscellaneous expense from 2000 was due to costs incurred for the pending merger of the Company with Washington Mills.

              Income Tax. The Company's effective tax rate of 81% benefit does not bear a normal relationship to loss before income tax benefit due to differing tax rates in foreign jurisdictions.

              Liquidity and Capital Resources

              As of June 30, 2001, working capital (current assets less current liabilities) has decreased by $135,000 to $463,000 when compared to $328,000 as of December 31, 2000. Inventories have decreased by $70,000 from $14,120,000 as of December 31, 2000 to $14,050,000 as of June 30, 2001.

              For the six months ended June 30, 2000, net cash used in operating activities was $1,105,000. Cash balances decreased by $1,968,000 as of June 30, 2001 compared to December 31, 2000. Cash was used in operating activities and was used to reduce net outstanding debt by $599,000 and to fund capital expenditures of $220,000.

              The Company's current ratio remained to 1.0 to 1.0 at June 30, 2001 and December 31, 2000. The ratio of total liabilities to shareholders' equity remained at 1.0 to 1.0 as of June 30, 2001 and December 31, 2000. Management believes that the cash provided by operations and long-term borrowing arrangements will provide adequate funds for current commitments and other requirements in the near future.

              Reference is made to the information included in Notes to Consolidated Condensed Financial Statements of the Company, which is hereby incorporated herein by reference.

              Impact of New Accounting Pronouncements

              During May 2001, the FASB announced that it has completed its deliberations concerning business combinations and accounting for intangible assets. In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets. The new statement on business combinations will require the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. The statement on goodwill and other intangible assets will require that existing goodwill or newly acquired goodwill and certain intangibles assets will no longer be amortized, but will need to be tested for impairment. This statement will be effective for the fiscal years beginning after December 15, 2001, and the Company plans to adopt the statement at that time.


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







              EXOLON-ESK COMPANY



              /s/J. Fred Silver
              ------------------
              J. Fred Silver
              President and Chief Executive Officer


              /s/Michael G. Pagano
              --------------------
              Michael G. Pagano
              Vice President Finance and
              Chief Financial Officer




              Date:     July 31, 2001